Form 10-Q
period 2007-09-30
JMBS Casino LLC; Columbia Properties Vicksburg LLC; CP Laughlin Realty LLC; Tropicana Finance Corp; Tropicana Entertainment, LLC
filed 2007-12-06
CIK 1404940, 1404831, 1404834, 1404839, 1401300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-144239
Tropicana Entertainment, LLC
Tropicana Finance Corp.
CP Laughlin Realty, LLC
Columbia Properties Vicksburg, LLC
JMBSCasino LLC
(Exact name of Registrant as Specified in its Charter)

Delaware Delaware Delaware Mississippi Mississippi	20-5319263 20-5654040 20-0109621 38-3680199 01-0586282
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
740 Centre View Blvd., Crestview Hills, Kentucky 41017
(Address of Principal Executive Offices, including Zip Code)
(859) 669-1500
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐ NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The issued and outstanding equity securities of Tropicana Finance Corp. are not publicly traded and are all owned by Tropicana Entertainment, LLC. There is no established public trading market for the capital stock of Tropicana Finance Corp. On November 30, 2007, there were 100 shares of common stock of Tropicana Finance Corp. outstanding.

Tropicana Entertainment, LLC
Tropicana Finance Corp.
CP Laughlin Realty, LLC
Columbia Properties Vicksburg, LLC
JMBS Casino LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

INTRODUCTORY NOTE
     On January 3, 2007, affiliates of Tropicana Entertainment, LLC (“Tropicana Entertainment”) acquired all of the outstanding equity interests in Aztar Corporation (“Aztar”) for approximately $2.1 billion in cash. In the corporate reorganization completed substantially concurrently with the acquisition, (i) Aztar became a wholly-owned subsidiary of Tropicana Entertainment and (ii) Tropicana Casinos and Resorts, Inc. (“Tropicana Casinos and Resorts”), Tropicana Entertainment’s ultimate parent company and predecessor, contributed five gaming properties to Tropicana Entertainment, but did not contribute to Tropicana Entertainment the assets relating to Tropicana Casinos and Resorts’ riverboat then located in New Orleans, Louisiana (the “New Orleans Riverboat”), the gaming assets and operations at the Casuarina Las Vegas Casino (the “Casuarina”), a casino located in leased space in a hotel property managed by Columbia Sussex Corporation (“Columbia Sussex”) and owned by an affiliate of Columbia Sussex, or the assets relating to Tropicana Pennsylvania, LLC (“Tropicana Pennsylvania”), a subsidiary of Aztar formed to file an application to develop a gaming property in Pennsylvania’s Lehigh Valley gaming market at a site in Allentown, Pennsylvania. Columbia Sussex, an affiliate of Tropicana Entertainment, is controlled by Mr. William Yung, who indirectly holds all of the equity interests in Tropicana Entertainment.
     This Quarterly Report on form 10Q (“Quarterly Report”) contains certain audited condensed consolidated financial statements of Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent company and predecessor, as of December 31, 2006, and certain unaudited condensed consolidated financial statements of Tropicana Casinos and Resorts for the three and nine months ended September 30, 2006. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 are those of Tropicana Entertainment. The historical condensed consolidated financial statements of Tropicana Casinos and Resorts contained herein present the results of the New Orleans Riverboat, the Casuarina and the Tropicana Pennsylvania as discontinued operations. In addition, in accordance with FASB Interpretation No. 46R (“Consolidation of Variable Interest Entities”), the consolidated financial statements of Tropicana Entertainment and Tropicana Casinos and Resorts include the results of CP Laughlin Realty, LLC (“Realty”), a variable interest entity of which Tropicana Casinos and Resorts was the primary beneficiary prior to the corporate reorganization completed substantially concurrently with the acquisition of Aztar and of which Tropicana Entertainment became the primary beneficiary thereafter.
     The acquisition of Aztar was funded with several sources of financing, including the net proceeds of an issuance by Tropicana Entertainment and Tropicana Finance Corp. (“Tropicana Finance”) on December 28, 2006 of $960.0 million aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2014 (the “Notes”). The Notes are guaranteed by certain subsidiaries of Tropicana Entertainment as well as by (i) Realty and Columbia Properties Vicksburg, LLC (“CP Vicksburg”), each of which is an affiliate of Tropicana Entertainment but not a subsidiary of Tropicana Entertainment, and (ii) JMBS Casino LLC (“JMBS Casino” and together with Realty and CP Vicksburg, the “Affiliate Guarantors”), an affiliate of the family of Mr. William Yung that is not a subsidiary of Tropicana Entertainment. Accordingly, in order to enable investors to evaluate the performance of all of the entities providing credit support for the Notes and to satisfy the requirements of the Indenture (the “Indenture”) governing the Notes, this Quarterly Report covers Tropicana Entertainment and its subsidiaries as well as the Affiliate Guarantors.
     As used herein (other than in Part I., which contains its own defined terms), the terms “we,” “us,” “our” and “the Company” refer to Tropicana Entertainment together with, unless the context otherwise requires, all of its consolidated subsidiaries and the Affiliate Guarantors.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
A. Tropicana Entertainment, LLC
TROPICANA ENTERTAINMENT, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Audited	Unaudited
	Predecessor	Successor
	December 31, 2006	September 30, 2007

Current Assets:
Cash and cash equivalents	$33,023	$113,944
Accounts receivable, net of allowance for doubtful accounts	3,958	36,405
Amounts due from related parties, non-guarantors	2,293	2,206
Amounts due from casinos to be transferred	3,635	—
Inventories	1,596	6,657
Income tax receivable	—	32,324
Prepaid expenses and other assets	5,217	32,276
Discontinued operations, current assets of casinos to be transferred, including cash and cash equivalents of $1,185	9,805	—

Total current assets	59,527	223,812

Restricted cash	—	34,142
Property and equipment, net	226,238	2,059,389
Deposits and costs for pending acquisitions	1,310,026	—
Investments	—	27,363
Goodwill	16,802	843,220
Intangible assets, net	51,450	535,249
Deferred charges and other assets, net	27,670	130,740
Discontinued operations, long-term assets of casinos to be transferred	42,378	—

Total assets	$1,734,091	$3,853,915

Current Liabilities:
Current portion, long-term debt	$2,295	$440,331
Accounts payable	14,749	49,034
Amounts due to related parties – non-guarantors	9,651	25,333
Amounts payable to casinos to be transferred	2,325	—
Accrued expenses and other liabilities	18,198	89,121
Income taxes payable	—	19,825
Discontinued operations, current liabilities of casinos to be transferred	6,912	—

Total current liabilities	54,130	623,644

Long-term debt	1,153,680	2,260,918
Related party note payable	369,083	—
Notes payable to affiliate guarantors	—	7,000
Other long-term liabilities	237	10,158
Discontinued operations, other liabilities of casinos to be transferred	177	—

Total liabilities	1,577,307	2,901,720

Minority interest in consolidated subsidiaries	9,853	12,712

Member’s Equity
Common stock	1	—
Paid in capital	76,280	—
Retained earnings	70,650	—
Member’s equity	—	939,483

Total member’s equity	146,931	939,483

Total liabilities and member’s equity	$1,734,091	$3,853,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

TROPICANA ENTERTAINMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(Predecessor)	(Successor)	(Predecessor)	(Successor)
Operating Revenue:
Casino	$61,366	$220,544	$186,288	$663,961
Rooms	11,787	53,534	31,243	151,268
Food and beverage	12,168	40,736	32,570	121,404
Other casino and hotel	4,153	16,893	9,590	51,175

Total operating revenues	89,474	331,707	259,691	987,808
Less promotional allowances	(12,103)	(50,673)	(34,538)	(152,718)

Net operating revenue	77,371	281,034	225,153	835,090

Operating Expenses:
Casino	10,137	29,223	30,334	90,657
Rooms	4,565	23,640	13,251	64,503
Food and beverage	9,488	34,878	26,406	102,276
Other casino and hotel	1,669	7,144	3,493	21,117
Utilities	2,478	10,479	7,793	27,424
Marketing, advertising and casino promotions	4,212	20,461	11,679	65,805
Repairs and maintenance	2,229	5,837	6,391	18,292
Insurance	1,569	5,270	3,742	13,443
Property and local taxes	987	8,424	2,745	25,366
Gaming taxes and licenses	9,945	27,189	31,395	85,956
Casino and hotel administrative and general	3,480	23,796	11,894	68,264
Corporate overhead	1,296	1,230	2,561	7,896
Leased land and facilities	2,738	5,865	8,285	16,408
Construction accident insurance recoveries, net	—	(10,430)	—	(24,505)
Loss on disposal of assets	927	17	1,906	280
Depreciation and amortization	6,007	42,701	12,422	86,054

Total operating expenses	61,727	235,724	174,297	669,236

Income from operations	15,644	45,310	50,856	165,854

Other Income (Expense):
Interest income	457	4,772	1,343	11,255
Interest expense	(15,445)	(65,558)	(23,455)	(179,636)
Loss from early extinguishment of debt	—	—	—	(2,799)

Total other expense	(14,988)	(60,786)	(22,112)	(171,180)

Income (loss) before minority interest and income taxes	656	(15,476)	28,744	(5,326)
Minority interest in net income of consolidated subsidiaries	(636)	(1,160)	(2,386)	(3,477)

Income (loss) from continuing operations, before income taxes	20	(16,636)	26,358	(8,803)
Income tax benefit (expense), net	—	(4,258)	—	380,509

Income (loss) from continuing operations	20	(20,894)	26,358	371,706
Discontinued operations, casinos to be transferred	5,411	—	3,314	—

Net income (loss)	$5,431	$(20,894)	$29,672	$371,706

The accompanying notes are an integral part of the condensed consolidated financial statements.

TROPICANA ENTERTAINMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2007
	(Predecessor)	(Successor)
Cash Flows from Operating Activities:
Net income	$29,672	$371,706

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,481	109,363
Non-cash portion of casualty income – hurricane	(6,500)	—
Insurance proceeds for property and equipment	(6,455)	—
Change in fair value of interest rate swap	—	(12,294)
Loss from early extinguishment of debt	—	2,799
Change in deferred taxes	—	(397,273)
Change in deferred rent	(1,060)	(231)
Increase in accrued interest on related party note payable	11,789	210
Write off of property and equipment	10,849	280
Minority interest in net income of consolidated subsidiary	2,386	3,477
Changes in current assets and current liabilities, net of effects from purchase of hotels and casinos:
Accounts receivable	2,021	(3,615)
Inventories, prepaids and other assets	(2,980)	(1,824)
Accounts payable, accrued expenses and other liabilities	2,455	35,947

Net cash provided by operating activities	55,658	108,545

Cash Flows from Investing Activities:
Additions to property and equipment	(39,800)	(59,947)
Insurance proceeds for property and equipment	6,455	—
Aztar acquisition, net of cash acquired	—	(2,190,509)
Deposits used for acquisition	(315,844)	977,967
Other changes, net	37	357

Net cash used in investing activities	(349,152)	(1,272,132)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,970,000
Payments on long-term debt	(3,371)	(1,088,446)
Deposits into restricted cash	—	(34,142)
Payment of financing costs	—	(64,377)
Advances from related parties	313,312	23,449
Advances from affiliate guarantors	—	7,000
Capital contributions by member	—	441,575
Cash retained by predecessor	—	(11,415)
Dividends to stockholder	(6,500)	—
Distribution to minority interest holders	(5,926)	(321)

Net cash provided by financing activities	297,515	1,243,323

Net increase in cash and cash equivalents	4,021	79,736
Cash and cash equivalents (including cash and cash equivalent of casinos to be transferred), beginning of period	42,783	34,208

Cash and cash equivalents (including cash and cash equivalent of casinos to be transferred), end of period	$46,804	$113,944

The accompanying notes are an integral part of the condensed consolidated financial statements.

TROPICANA ENTERTAINMENT, LLC
Notes to Condensed Consolidated Financial Statements
Quarter and Nine Months Ended September 30, 2007
(In thousands, except where noted otherwise)
(Unaudited)
1. ORGANIZATION
     General— Tropicana Entertainment, LLC (“Company” or “TE”), (formerly known as Wimar OpCo, LLC) is a leading gaming entertainment provider in the United States. On January 3, 2007, the Company acquired all of the outstanding equity of Aztar Corporation (“Aztar”) (Note 4). Concurrent with that acquisition, Tropicana Casinos and Resorts, Inc. (“TCR”) (formerly known as Wimar Tahoe Corporation), the Company’s ultimate parent, contributed substantially all of its gaming properties to the Company. As a result of these transactions, the Company now owns nine casino properties in seven gaming markets, including Las Vegas, Laughlin and South Lake Tahoe (Stateline), Nevada; Evansville, Indiana; Atlantic City, New Jersey; Baton Rouge, Louisiana; and Greenville, Mississippi.
     The accompanying condensed consolidated financial statements as of and for the periods ended September 30, 2007 include the Company, its direct subsidiaries and CP Laughlin Realty, LLC (“Realty”), a variable interest entity of which the Company is the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities”. Realty is an affiliate of the Company due to control of Realty’s parent entity by the controlling shareholder of TCR. The carrying amount of the assets of Realty at September 30, 2007 was approximately $28,000.
     The direct subsidiaries and operations of the Company include the following:
•	Aztar Corporation (“Aztar”), which owns and operates the Casino Aztar in Evansville, Indiana (“Evansville”), the Tropicana Hotel & Casino in Atlantic City (“Tropicana AC”), the Tropicana Express in Laughlin, Nevada (“Tropicana Express”), and the Tropicana Hotel & Casino in Las Vegas, Nevada (“Tropicana LV”),
•	Tropicana Finance Corporation (“Finance”), co-issuer of the senior secured notes,
•	Columbia Properties Laughlin, LLC (“Laughlin”), which operates the River Palms Hotel and Casino (“River Palms”) and owns the gaming assets related to this operation. Realty owns the non-gaming assets related to this operation,
•	79% ownership interest (84% economic interest) in Greenville Riverboat, LLC (“Greenville”), which owns and operates the Lighthouse Point Casino,
•	Tahoe Horizon, LLC (“Horizon”), which owns and operates the Horizon Casino & Resort located in Lake Tahoe, Nevada,
•	Columbia Properties Tahoe, LLC (“MontBleu”), which owns and operates the MontBleu Casino Resort located in Lake Tahoe, Nevada,
•	CP Baton Rouge Casino, LLC (“Baton Rouge”) and its subsidiaries, which own and operate the Belle of Baton Rouge and the Sheraton Baton Rouge, and
•	St. Louis Riverboat Entertainment, Inc, (“St. Louis”) which owns the vessel used by Greenville in the Lighthouse Point Casino operation.
     The accompanying consolidated balance sheet as of December 31, 2006 and statement of operations for the periods ended September 30, 2006, includes our predecessor, TCR, its direct subsidiaries and Realty. The direct subsidiaries of TCR as of December 31, 2006 and for the periods ended September 30, 2006 included all of the direct subsidiaries of TE as noted above (with the exception of the Aztar Corporation subsidiaries acquired in January 2007) as well as the following subsidiaries which were not contributed to TE:
▪	Belle of Orleans, LLC (“Orleans”), which owns and operates a riverboat casino in Amelia, Louisiana (formerly in New Orleans, Louisiana),
▪	LV Casino, LLC, which operates the Casuarina Casino Las Vegas (“Las Vegas”) in space it leases in the Westin Casuarina Las Vegas Hotel & Spa from CP Las Vegas, LLC, an affiliated company.
▪	Tropicana Pennsylvania, LLC (“Trop PA”), which was acquired on December 12, 2006 from Aztar, and owns land in Allentown, Pennsylvania which is held for sale as of December 31, 2006.

     Since the two casino operations (Orleans and Las Vegas) and Trop PA were not contributed to TE, the assets, liabilities and results of their operations have been presented as assets and liabilities of discontinued operations to be transferred in the accompanying consolidated balance sheet as of December 31, 2006 and as discontinued operations in the accompanying consolidated statements of operations for the periods ended September 30, 2006. Cash flows of the discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the periods ended September 30, 2006.
     As the net assets of the casinos that were transferred were not being sold by TCR (except for Trop PA), neither TCR nor TE received any cash proceeds and no gain or loss was recognized upon the retention of these operations by TCR in 2007. Except where specifically described as relating to Orleans, Las Vegas, Trop PA or discontinued operations, the amounts disclosed in the notes to the consolidated financial statements relative to the periods ending December 31, 2006 and September 30, 2006 relate to the direct subsidiaries and operations of TCR which were contributed to TE.
2. LIQUIDITY AND CAPITAL RESOURCES
     The Company was in compliance with the covenants under its Senior Credit Facility at September 30, 2007. However, depending on its future results, management cannot assure compliance with the financial ratio covenants in the Senior Credit Facility at the next measurement date, December 31, 2007, absent additional capital contributions by its owner or additional repayments of debt prior to December 31, 2007. Accordingly, the Company intends to seek to amend certain covenants in the Senior Credit Facility. If the Company is not in compliance with a covenant as of December 31, 2007 and is unable to amend the Senior Credit Facility, this would result in an event of default under the Senior Credit Facility. The Company would then be required to seek a waiver from the lenders.
     There can be no assurance that the lenders will grant a waiver or agree to an amendment to the Senior Credit Facility on terms acceptable to the Company, or at all. As a result, if an event of default under the Senior Credit Facility occurs, the lenders, upon due notice to the Company, could trigger: (a) the unpaid principal amount of and accrued interest on the loans and all other obligations under the Credit Facility to become immediately due and payable and (b) the administrative agent may cause the collateral agent under the Credit Facility to enforce any and all liens and security interests created pursuant to collateral documents under the Credit Facility.
     The occurrence of any acceleration of the payments due under the Senior Credit Facility by the lenders would constitute an event of default under the Senior Secured Las Vegas Term Loan and an event of default under the Senior Subordinated Notes. Such event of default could result in acceleration of the payments due under the Senior Secured Las Vegas Term Loan and the Senior Subordinated Notes.
     See Note 8 for additional information on the Senior Credit Facility, the Senior Secured Las Vegas Term Loan and the Senior Subordinated Notes.
     Accordingly, the failure of the Company to meet such covenants under the Senior Credit Facility and to obtain revised covenants could force the Company to seek alternatives, including without limitation refinancing the indebtedness under the Credit Facility, as well as refinancing the Senior Secured Las Vegas Term Loan and the Senior Subordinated Notes. There are no assurances that the Company would be able to refinance its debt obligations on acceptable terms or at all. If an event of default under the Senior Credit Facility occurs and results in an acceleration of the payment due dates under the Senior Credit Facility, the Senior Secured Las Vegas Term Loan and the Senior Subordinated Notes, a material adverse effect on the Company and its operations may result or the Company may be forced into bankruptcy or liquidation.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of management’s estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent liabilities in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Amounts are presented in thousands of dollars unless indicated otherwise.
     Principles of Consolidation — The accompanying interim condensed consolidated financial statements of the Company as of and for the periods ended September 30, 2007 include Laughlin, Greenville, Horizon, MontBleu, Baton Rouge, St. Louis, Finance, Realty and Aztar. The accompanying condensed consolidated financial statements as of December 31, 2006 and for the periods ended September 30, 2006 include Laughlin, Greenville, Horizon, MontBleu, Baton Rouge, St. Louis, Orleans, Las Vegas, Trop PA, and Realty. All

intercompany balances and transactions have been eliminated in consolidation. Minority interest in the consolidated financial statements represents the minority equity ownership of Greenville and the non-controlling equity ownership of Realty. The minority interest of Greenville is allocated in accordance with the terms of the LLC agreement which is based upon an assumed liquidation of Greenville as of the end of the reporting periods. The non-controlling equity ownership of Realty is allocated 100% of the earnings of Realty.
     The Company evaluates its operations under four reporting segments consisting of the Nevada Segment, the Mississippi River Basin Segment, the Las Vegas Segment and the New Jersey Segment.
     For purposes of the following notes to the condensed consolidated financial statements, amounts presented as of and for the periods ended September 30, 2007 relate to the consolidated financial statements of the Company and amounts presented as of December 31, 2006 and for the periods ended September 30, 2006 relate to the consolidated financial statements of TCR. These consolidated financial statements do not include the operations of the Aztar properties for the periods January 1st – January 3rd 2007. Unless otherwise noted, the consolidated entity is referenced as the “Company” for comparative purposes.
     Interim Unaudited Information — The accompanying interim financial statements as of September 30, 2007, and for the three and nine month periods ended September 30, 2006 and 2007 and related disclosures in the accompanying notes have not been audited. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations and therefore do not include all information and notes necessary for the presentation of financial position, results of operations and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2006 and 2007. Operating results for the three month periods ended September 30, 2007 should be read in conjunction with the audited consolidated financial statements and the notes for the year ended December 31, 2006 of TCR, included in the Company’s Registration Statement on Form S-4 dated October 17, 2007.
     Investments – The Casino Reinvestment Development Authority (“CRDA”) deposits are carried at cost less a valuation allowance because they are required to purchase CRDA bonds that carry below market interest rates unless alternative investments are approved. The valuation allowance is established by a charge to earnings at the time the obligation is incurred to make the deposit unless there is an agreement with the CRDA for a return of the deposit at full face value. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less a valuation allowance.
     Derivative Instruments — The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in interest rates. The Company has entered into interest rate swap agreements to effectively fix the interest rates on a portion of its variable rate borrowings. In using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to counterparty credit risk.
     All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. Currently, the Company has not designated any of its existing interest rate swap agreements as hedges and therefore, recognizes changes in the fair value of the derivatives in the statement of income as a component of interest expense.
     Income Taxes — TE and TCR are pass through entities for federal and state income tax purposes. As pass through entities, the tax attributes of TE and TCR will pass through to their owners, who will then owe any related income taxes. Aztar, acquired January 3, 2007, and its direct subsidiaries were registered as C Corporations for federal and state income tax purposes until May 15, 2007 when they elected to be treated as S Corporations under subchapter S of the Internal Revenue Code. As C Corporations, TE accounted for the provision of income taxes of the Aztar entities in accordance with the accrual methodology under FAS 109, Accounting for Income Taxes through May 14, 2007. The deferred federal income tax assets and liabilities recorded in prior years in accordance with FAS 109 were written off and credited to income as of May 15, 2007. The New Jersey Casino Control Act imposes a corporation business tax on each casino hotel business even though the business may comprise or include structures and entities that are not corporations themselves. Therefore, under the Casino Control Act, the S Corporation status of the New Jersey entities is disregarded and taxed as if it were a C Corporation for New Jersey state income tax filings. As such, the New Jersey entities will continue to account for the provision of New Jersey state income taxes in accordance with the accrual methodology under FAS 109, Accounting for Income Taxes.

     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not cause a change in the liability for unrecognized tax benefits for periods prior to its adoption. The amount of unrecognized tax benefits as of September 30, 2007 is $11.6 million, including any applicable interest and penalties. TE has a federal income tax receivable of $32.3 million, income tax liabilities of $19.8 million and deferred tax assets of $1.7 million at September 30, 2007. The net income tax benefit for the nine months ended September 30, 2007 is $380.5 million.
     Member’s Equity — Effective January 3, 2007, TCR contributed the various casino properties to the Company (described in Note 1). In addition to the Company’s beginning equity of $36,996 as of December 31, 2006, the Company recognized an increase in equity of $125,321 related to the contribution of these properties. Immediately subsequent to the Aztar acquisition, the Company transferred certain acquired entities to TCR, resulting in an equity reduction of $38,000. Additionally, TCR contributed $441,575 of cash to the Company used primarily for the Aztar acquisition. There were no other significant equity transactions during the periods ended September 30, 2007.
     Contingencies — In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of casinos; (ii) leases of real estate; (iii) franchise license agreements; and (iv) certain lending agreements. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements; (ii) landlords in lease contracts; (iii) franchisors or licensors of hotel brands; and (iv) lenders under financing transactions. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement. There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under some of these guarantees, however, most purchase and sale agreements have stated maximum liabilities. The Company is unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords and franchisors against third party claims for the use of real estate property leased or the brands licensed by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
     Recently Issued Accounting and Reporting Standards
     Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value in GAAP and expands disclosures about fair value measurements. This Statement will be effective for the Company beginning January 1, 2008. The Company has not yet determined the effect, if any, SFAS No. 157 will have on its consolidated financial statements.
4. ACQUISITIONS
     On January 3, 2007, the Company acquired all the outstanding capital stock of Aztar from its stockholders. Aztar owned and operated five casinos in five domestic gaming markets, including: Atlantic City, New Jersey and Las Vegas, Nevada under the Tropicana trade name along with, Laughlin, Nevada under the Ramada Express trade name (subsequently changed to Tropicana Express), Evansville, Indiana, and Caruthersville, Missouri under the Aztar trade name. The acquisition further expanded the Company’s casino and gaming market share and positions the Company to become a leading domestic casino operator based on total operating revenue. As a result of the acquisition, Aztar has become a wholly owned subsidiary of the Company. The Caruthersville, Missouri operation was not retained by the Company, and was simultaneously transferred at the closing to TCR. This distribution to TCR was recorded by the Company at $38,000, the estimated fair value of the operation at the time of the transfer on January 3, 2007.
     The initial purchase price for 100% of the outstanding capital stock of Aztar was $2,117,051. Additionally, acquisition related closing expenses and other purchase consideration of approximately $204,713 were incurred. The total purchase price of $2,321,764 was paid in cash at closing. The acquisition was financed through a combination of a $960,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes and Senior Secured Credit Facilities totaling $1,970,000 (which are more fully described in Note 8), capital contributions from TCR, the Company’s parent, and cash on hand. Proceeds in excess of the total Aztar purchase price paid were used by the Company to repay the existing indebtedness of Aztar, to repay the portion of TCR’s indebtedness it retained and to satisfy other commitments of the Company and its affiliates.

     The initial purchase price for the Aztar acquisition was allocated as follows:

Cash and cash equivalents	$131,255
Current assets	72,944
Fixed assets	1,858,200
Investments	25,129
Intangible assets	510,000
Goodwill	826,418
Deferred tax assets	33,440
Other assets	79,576
Accrued expenses	(37,205)
Long-term debt	(702,710)
Deferred tax liabilities	(397,273)
Other liabilities	(78,010)

Net Assets Acquired	$2,321,764

     The above purchase price allocation is preliminary and is dependent on the completion of an analysis of the fair values of the assets acquired and liabilities assumed. During the third quarter, the Company received an updated valuation of the Aztar assets based on the decision to keep one tower at the Tropicana Las Vegas. The new valuation resulted in an increase of fixed assets and intangible assets of approximately $81 million and $61 million respectively. In addition, approximately $26 million of amortization expense was recorded in the third quarter primarily related to the recording of the additional intangible assets.
     The intangible assets acquired, recognized at their fair values, consist of customer loyalty programs of $129,200 and gaming licenses of $184,100 at the various properties acquired and the Tropicana and Aztar trade names, $194,000 and $2,700, respectively. The fair values assigned to these intangible assets were based on a preliminary independent appraisal. The loyalty programs and Aztar trade name are being amortized over a twelve year and a 1.5 year periods, respectively, on an accelerated basis, which represents the estimated remaining life of the assets. The gaming licenses and the Tropicana trade name were determined to have indefinite lives and therefore, will not be amortized and will be subject to an annual impairment analysis. Goodwill recognized under the agreement is not deductible for income tax purposes.
     In connection with the acquisition, the Company entered into severance agreements with certain executives and other former employees of Aztar. The Company recognized the estimated fair value of the severance agreements as part of the purchase price allocation on January 3, 2007. The severance liability recognized was completely paid-out immediately following consummation of the acquisition and resulted in disbursements of $16,869.
     The revenue of Aztar reflected in our consolidated statement of operations for the periods January 4 through September 30, 2007 was $622,896.
     Pro Forma Information—Pro forma results of operations for the three and nine months ended September 30, 2006, as if the acquisition of Aztar had occurred as of January 1, 2006, is presented below. As the acquisition was completed on January 3, 2007, the statement of income for the periods ended September 30, 2007, include substantially all of the operations of the acquired entities. These pro forma results may not be indicative of the actual results that would have occurred under the Company’s ownership and management.

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Net operating revenue	$311,335	$902,313
Net loss	(20,315)	(68,969)
     Effective at the time of the acquisition, Aztar Missouri Riverboat Gaming Company, LLC, (Caruthersville, MO property) was distributed to TCR and was no longer a subsidiary of the Company and is not a guarantor of the Notes. TCR subsequently sold its membership interest in Aztar Missouri Riverboat Gaming Company, LLC for approximately $45,000 in June 2007.
     On April 20, 2006, an affiliate of the Company entered into an agreement to acquire Casino Queen, which owns and operates a riverboat casino in East St. Louis, IL. In connection with this acquisition, a portion of the proceeds from the new Senior Secured

Credit Facility were deposited into a segregated account. The acquisition agreement was terminated in March 2007 and therefore, $167,926, was repaid to the lender, in accordance with the terms of the Senior Secured Credit Facility (See Note 8).
5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31, 2006	September 30, 2007

Buildings and improvements	$168,192	$1,070,416
Furniture, fixtures and equipment	77,014	126,222
Riverboats and barges	29,635	68,560

	274,841	1,265,198
Accumulated depreciation	(73,649)	(131,514)
Construction in progress	6,250	104,543
Land	18,796	821,162

Property and equipment, net	$226,238	$2,059,389

6. GOODWILL AND INTANGIBLE ASSETS
     As of December 31, 2006, TCR had recognized $16,802 of goodwill related to the 2005 acquisition of Baton Rouge. Goodwill increased $826,418 due to the Aztar acquisition during the nine months ended September 30, 2007. The Company evaluates the fair value of recorded goodwill on an annual basis, or more frequently if indicators of impairment exist. As of September 30, 2007, no impairment charges have been recognized.
Intangible assets consist of the following:

	December 31, 2006	September 30, 2007

Amortizing intangibles:
Favorable leases (amortized over 25 to 77 years)	$4,278	$4,278
Customer Loyalty Programs (amortized over 3 to 12 years)	—	129,200
Aztar Trade name (amortized over 1.5 years)	—	2,700
Other	500	500
Accumulated amortization	(274)	(26,475)

Total amortizing intangible assets	4,504	110,203
Non-amortizing intangible assets:
Gaming licenses	46,946	231,046
Tropicana Trade name	—	194,000

Total intangibles assets	$51,450	$535,249

     Amortization expense related to intangible assets was $75 and $26,201 for the nine months ended September 30, 2006 and 2007, respectively.
     The Company’s estimate of amortization expense related to amortizable intangible assets for the remainder of 2007 and the four years ending December 31, 2011 are as follows:

2007 (three months)	$8,824
2008	24,925
2009	17,925
2010	12,925
2011	10,025

7. INVESTMENTS
Investments consist of the following (in thousands):

September 30, 2007
CRDA deposits, net of a valuation allowance of $5,767	$16,335
CRDA bonds, net of an unamortized discount of $5,424	6,204
CRDA other investments, net of a valuation allowance of $1,232	4,824

Total investments	$27,363

     The Company has a New Jersey investment obligation based upon its casino revenue generated from properties operating in New Jersey as part of the Aztar acquisition. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Deposits with the CRDA bear interest at money market rates. These deposits, under certain circumstances, may be donated to the CRDA in exchange for credits against future investment obligations. If not used for other purposes, the CRDA deposits are used to invest in bonds issued by the CRDA as they become available that bear interest at two-thirds of market rates. The CRDA bonds have various contractual maturities that range from 8 to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights.
8. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2006	September 30, 2007

Senior Subordinated Notes, due 2014	$960,000	$960,000
Senior Secured Term Loan, due 2012	—	1,300,239
Senior Secured Las Vegas Term Loan, due 2008	—	440,000
Credit Facility, Term Loan A, due 2010	96,879	—
Credit Facility, Term Loan B, due 2011	98,750	—
Other	346	1,010

Total debt	1,155,975	2,701,249
Less current portion	(2,295)	(440,331)

Total long-term debt	$1,153,680	$2,260,918

     On December 28, 2006, the Company issued $960,000 of 9.625% Senior Subordinated Notes (the “Notes”) due December 15, 2014 to be used to partially finance the Aztar acquisition (see Note 4). At the time of issuance, the proceeds from the issuance were held in escrow by the Company pending the completion of the acquisition and the Company recognized the associated long-term debt obligation. At the time of the acquisition, the proceeds were released from escrow and utilized in the acquisition financing. Interest on the Notes is at 9.625% and is due semi-annually on June 15 and December 15, commencing June 15, 2007. No principal payments are due until maturity. Under certain circumstances the Notes can be redeemed prior to maturity with various redemption premiums depending on the conditions described in the agreements. The Notes are the Company’s unsecured senior subordinated obligations. The Notes are also guaranteed by certain of Company’s existing and future subsidiaries as well as by Realty and Columbia Properties Vicksburg, LLC (“Vicksburg”), each of which is an affiliate of the Company but not a direct subsidiary of the Company, and by JMBS Casino, LLC (“JMBS”), which is an affiliate of TCR’s owner and not a direct subsidiary of the Company. The Notes are not guaranteed by Tropicana Las Vegas (and its entities), a subsidiary of Aztar Corporation, and Greenville, however, Greenville is subject to the restrictive covenants of the Notes. The Note agreement restricts the Company’s and the guarantors ability to incur or guarantee additional indebtedness, to pay dividends, to sell or transfer assets, to make certain investments, to create or incur certain liens, to enter into merger, consolidation or sale transactions and to enter into transactions with affiliates that are not described in the agreements. The Company agreed to file a registration statement with the SEC with respect to the Notes to allow the Notes to be publicly registered. The Company’s registration statement filed with the SEC in connection with the Notes became effective on October 18, 2007, which was prior to the date required in the Note agreement. Upon a change in control of the Company, as defined in the Notes agreement, the holders of each Note has the right to require the Company to repurchase the Notes at 101.0% of the principal amount plus any accrued and unpaid interest to the date of purchase.

     On January 3, 2007, the Company, in connection with the Aztar acquisition described in Note 4, entered into a Senior Credit Facility comprised of a $1,530,000 senior secured term loan (“Loan”) and a $180,000 senior secured revolving credit facility (“Revolver”). A total of $9.7 million of letters of credit have been issued by the Company under the Revolver and therefore, as of September 30, 2007 the Company has additional availability of $170.3 million under the revolver. Interest on the Loan is at either a LIBOR Rate Option or an Alternative Rate Option, at the Company’s discretion (7.61% as of September 30, 2007). The Loan is scheduled to mature in January of 2012 and no scheduled principal payments are now due after applying mandatory and voluntary principal payments made in June and September of 2007. The borrowings under the Senior Secured Credit Facility are guaranteed by the same guarantors as the Notes, security interests in all of the Company’s and the guarantors’ tangible and intangible assets, including a pledge of all equity interests in the Company and the guarantors; and a guarantee of Columbia Sussex Corporation (“CSC”), an affiliate of the Company, to the extent that the Revolver exceeds $100,000. The Senior Secured Credit Facility requires additional mandatory principal payments of excess cash flow, as defined in the agreement. Certain Loan proceeds were initially deposited in a segregated account equal to the then estimated purchase price for the Casino Queen. In accordance with the Loan agreement, $167,926 was repaid as of March 31, 2007 as the agreement to acquire the Casino Queen was terminated (See Note 4) and as provided for in the loan agreement this payment was applied to the first eight mandatory principal payments and ratably to the remaining payments. In June and September of 2007, the Company made additional voluntary payments of debt totaling $58,754.
     On January 3, 2007, a subsidiary of the Company, which owns the Tropicana Las Vegas operations, entered into a Senior Secured Term Loan (the “Las Vegas Term Loan”) for $440,000. The Las Vegas Term Loan matures in July 2008 and includes options to extend the maturity to July 2009. Due to the uncertainty involving compliance with covenants under the Senior Credit Facility (see Note 2) the Company may not have the ability to extend the maturity of the Las Vegas Term Loan beyond 12 months as of September 30, 2007. Accordingly, it is classified as current portion, long-term debt. Interest on the Las Vegas Term Loan is due quarterly at either a LIBOR Rate option or an Alternative Rate Option and the Las Vegas Term Loan is secured by a security interest in all the assets of the Tropicana Las Vegas operation and a guarantee of the Tropicana Las Vegas entities. On the closing date, the Company was required to deposit in an escrow account cash in an amount sufficient to pay all scheduled interest payments in respect of the Las Vegas Secured Loan for a one-year period. The amount held in escrow for interest payments on this loan was $34,142 at September 30, 2007. The interest rate on the Las Vegas Term Loan as of September 30, 2007 was 7.61%.
          The Senior Credit Facility and the Las Vegas Term Loan contain certain covenants relating to financial measures that are required to be maintained by the Company. The Company was in compliance with all covenants at September 30, 2007. However, as described in Note 2, depending on its future results, management cannot assure compliance with the financial ratio covenants in the Senior Credit Facility at the next measurement date, December 31, 2007, absent additional capital contributions by its owner or additional repayments of debt prior to December 31, 2007. Accordingly, the Company intends to seek to amend certain covenants in the Senior Credit Facility. If the Company is not in compliance with a covenant as of December 31, 2007 and is unable to amend the financial covenants contained in the Senior Credit Facility, this would result in an event of default under the Senior Credit Facility and would require that $2,260,239 of long term debt would be classified as currently due. The Company would then be required to seek a waiver from the lenders. See Note 2 for additional information on the potential impact of covenant non-compliance.
     TCR’s obligations included its $200,000 Credit Facility (“Credit Facility”), which provided for a Term Loan A borrowing of $100,000 and a Term Loan B borrowing of $100,000, which were completely paid off on January 3, 2007. On January 3, 2007, a portion of the financing proceeds used to complete the Aztar acquisition (See Note 4) were transferred to TCR to repay the portion of the TCR credit facility that it retained and related accrued interest.
     Other long-term debt consists principally of equipment financing agreements that generally extend for periods up to three years.
9. RELATED PARTY TRANSACTIONS
     The Company is related by common ownership to CSC and its various subsidiaries and other affiliated companies discussed below. As of December 31, 2006 and September 30, 2007 the Company owed certain of these other affiliated companies, including its parent TCR, $9,651 and $25,333 respectively, and certain of these affiliated companies owed the Company $2,293 and $2,206, respectively.
     TCR provides various services to the Company and its subsidiaries primarily under casino services agreements. These services are primarily related to casino operations, employment matters, staffing, payroll processing, marketing and advertising, casino layout, compliance, internal audit and purchasing of gaming related equipment and supplies. The operations of the Company are separate and apart from TCR. Any costs incurred by TCR for the benefit of or related to the Company’s operations are charged to the Company. TCR charges to the Company its allocated portion of the corporate overhead costs for these services based on the ratio of the Company’s net operating revenues to the total aggregate net operation revenue of all casino operations owned by TCR.

     CSC provides various services to the Company and its subsidiaries primarily under administrative service agreements. These services are primarily related to accounting and administrative services in the areas of accounts payable, cash management, purchasing, tax and accounting. Also, the Company participates in general liability, workers compensation, property and health insurance programs arranged by CSC but for which the Company pays its related share of the cost. In addition, the Company and its subsidiaries, excluding the Aztar subsidiaries, have adopted CSC’s 401(k) pension plan. The operations of the Company are separate and apart from CSC. Any costs incurred by CSC for the benefit of or related to the Company’s operations (such as insurance) are charged to the Company. CSC Holdings, LLC, a subsidiary of CSC, loaned TCR a total of $504,152 in connection with the merger with Aztar Corporation and the related financing during 2006 and 2007(see Note 4). The loan was retained by TCR and was not contributed to the Company. Funds from these borrowings by TCR were used to partially fund equity contributions to the Company in 2006 and 2007.
     Affiliate guarantors JMBS and Vicksburg loaned $4,000 and $3,000, respectively, to the Company in June 2007. The loans earn interest at the fixed rate of 12%. No principal or interest is due under these loans until maturity on January 1, 2015.
10. DISCONTINUED OPERATIONS
     As described in Note 4, as of the effective date of the Aztar acquisition, the Company transferred its acquired membership interests of Aztar Missouri Riverboat Gaming Company, L.L.C., which holds the Casino Aztar Caruthersville in Caruthersville, Missouri, to TCR. Effective at the time of the acquisition, Aztar Missouri Riverboat Gaming Company, L.L.C., was no longer a subsidiary of the Company and is not a guarantor of the Notes. TCR entered into an agreement in March 2007 to sell its membership interest in Aztar Missouri Riverboat Gaming Company, L.L.C. for $45,000 and the sale was completed on June 10, 2007.
     As described in Note 1, as a result of TCR’s contribution of certain direct subsidiaries and operations to the Company, the entities not being transferred, Orleans, Las Vegas and Trop PA, have been presented as discontinued operations as of December 31, 2006 and for the period ended September 30, 2006.
The assets and liabilities of operations retained by TCR as of December 31, 2006 are as follows:

Cash	$1,185
Amounts due from related parties	6,754
Other current assets	1,866

Current assets transferred	$9,805

Property and equipment, net	$31,682
Other assets	10,696

Long term assets transferred	$42,378

Accounts payable and accrued expenses	$1,907
Amounts due to related parties	5,005

Current liabilities transferred	$6,912

Long term liabilities transferred	$177

11. DERIVATIVE FINANCIAL INSTRUMENTS
     Interest rate swaps are used to hedge a portion of total debt that is subject to variable interest rates. In January 2007, the Company entered into three interest rate swap agreements, which require the Company to pay an amount equal to a specific fixed rate of interest on a notional amount and to receive in return an amount equal to a variable rate of interest on the same notional amount. The notional amounts are not exchanged. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value.
     The interest rate swaps are not designated as hedges; accordingly the change in fair value is recorded as a component of interest expense. Also net payments or receipts under the swap agreements are recorded as a component of interest expense. Two of the swap agreements are for an aggregate notional amount of $1,000,000 (“Loan Swaps”) and require the Company to make fixed payments of interest at 5.0%, and the Company receives interest at the 3 month LIBOR rate. The Loan Swaps terminate in January 2012. The third swap agreement is for a notional amount of $440,000 (“Las Vegas Swap”) and requires the Company to make fixed payments of interest at 5.1% and receive interest at the 3 month LIBOR rate. The Las Vegas Swap terminates in July 2008.
     The fair value of the Loan Swaps and the Las Vegas Swap were assets of $11,384 and $910, respectively at September 30, 2007 and are recorded in the consolidated balance sheet as prepaid expenses and other assets.

12. SEGMENT INFORMATION
     The Company reviews results of operations based on distinct geographic gaming market segments. The Company has aggregated certain of its properties in order to present its reportable segments. The Nevada segment includes Horizon, River Palms (which includes Realty’s operations), MontBleu, and Tropicana Express. The Mississippi River Basin segment includes Greenville (which includes St. Louis’ operations), Baton Rouge, and Evansville. The Tropicana LV and the Tropicana AC are reported as separate segments. The Company’s chief operating decision maker uses segment adjusted EBITDA in assessing segment performance and deciding how to allocate resources. The Company’s segment information is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007

Net Operating Revenues
Nevada segment:
Lake Tahoe Horizon	$15,056	$13,185	$35,020	$31,978
MontBleu	17,471	16,873	38,957	41,766
River Palms	12,332	11,980	40,553	39,169
Tropicana Express (b)	—	21,284	—	67,722

Total Nevada segment	44,859	63,322	114,530	180,635

Mississippi River Basin segment:
Lighthouse Point	5,929	7,731	21,324	23,242
Belle of Baton Rouge	26,583	22,291	89,299	75,810
Casino Aztar Evansville (b)	—	32,639	—	99,754

Total Mississippi River Basin segment	32,512	62,661	110,623	198,806

Tropicana Las Vegas Segment (b)	—	37,408	—	119,816

Tropicana Atlantic City Segment (b)	—	117,622	—	335,604

Other	—	21	—	229

Total consolidated net operating revenues	$77,371	$281,034	$225,153	$835,090

Segment Adjusted EBITDA(a)
Nevada segment:
Lake Tahoe Horizon	$6,248	$4,150	$10,154	$6,897
MontBleu	3,361	4,688	386	7,180
River Palms	2,493	1,684	10,737	9,740
Tropicana Express (b)	—	3,387	—	19,952

Total Nevada segment	12,102	13,909	21,277	43,769

Mississippi River Basin segment:
Lighthouse Point	2,494	3,871	9,712	10,211
Belle of Baton Rouge	9,278	6,717	36,756	26,480
Casino Aztar Evansville (b)	—	8,333	—	24,933

Total Mississippi River Basin segment	11,772	18,921	46,468	61,624

Tropicana Las Vegas Segment (b)	—	8,867	—	32,620

Tropicana Atlantic City Segment (b)	—	37,162	—	97,597

Total Segment Adjusted EBITDA	23,874	78,859	67,745	235,610
Other	(1,296)	(1,261)	(2,561)	(7,927)

Total EBITDA	22,578	77,598	65,184	227,683
Adjustments to reconcile Segment Adjusted EBITDA to net income (loss) from operations, before income taxes:
Depreciation and amortization	(6,007)	(42,701)	(12,422)	(86,054)
Interest income	457	4,772	1,343	11,255
Interest expense	(15,445)	(65,558)	(23,455)	(179,636)
Construction accident insurance recoveries, net	—	10,430	—	24,505
Loss from early extinguishment of debt	—	—	—	(2,799)
Write-offs of fixed assets and deposits	(927)	(17)	(1,906)	(280)
Minority interest in net income (loss) of consolidated subsidiaries	(636)	(1,160)	(2,386)	(3,477)

Income (loss) from continuing operations, before income taxes	$20	$(16,636)	$26,358	$(8,803)

(a)	Segment Adjusted EBITDA is net income before interest expense, interest income, depreciation, amortization, corporate expenses, write offs of fixed assets and deposits related to abandoned acquisition and minority interest in net income of consolidated subsidiaries. Segment Adjusted EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). The Company uses Segment Adjusted EBITDA as a measure to compare operating results between segments and accounting periods. The Company manages cash and finances its operations at the corporate level. The Company manages the allocation of capital among segments at the corporate level. The Company accordingly believes Segment Adjusted EBITDA is useful as a measure of operating results at the segment level because it reflects the results of operating decisions at the segment level separated from the effects of financing decisions that are managed at the corporate level. The Company also uses Segment Adjusted EBITDA as an important operating performance measure in its bonus programs for managers and executive officers. The Company also believes that Segment Adjusted EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company’s calculation of Segment Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes Segment Adjusted EBITDA provides a useful perspective for some purposes, Segment Adjusted EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation, amortization and write off of fixed assets and deposits related to abandoned acquisition are non-cash charges, the assets being depreciated, amortized and written off may have to be replaced in the future, and Segment Adjusted EBITDA does not reflect the requirements for such replacements. Interest expense, interest income, and minority interest in net income of consolidated subsidiary are also not reflected in Segment Adjusted EBITDA. Therefore, the Company does not consider Segment Adjusted EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of Segment Adjusted EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary

(b)	Reflects results since January 3, 2007, the date of acquisition, and therefore excludes three days of the nine month period.

	December 31, 2006	September 30, 2007

Total Assets by Segment:
Nevada	$180,641	$515,505
Mississippi River Basin	168,349	657,352
Las Vegas	—	1,006,554
Atlantic City	—	1,399,618
Other	1,385,101	274,886

Total assets	$1,734,091	$3,853,915

13. ACCOUNTING FOR THE IMPACT OF THE OCTOBER 30, 2003 CONSTRUCTION ACCIDENT – TROPICANA, ATLANTIC      CITY
     An accident occurred on the site of the construction of the expansion of the Atlantic City Tropicana in October 2003, prior to the Aztar acquisition. The accident resulted in a loss of life and serious injuries, as well as extensive damage to the facilities under construction. Construction on the expansion project was substantially completed by December 30, 2004. The expansion included 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and “The Quarter at Tropicana”, a 200,000 square-foot dining, entertainment, and retail center.
     Insurance claims for business interruption that occurred from the date of the accident through December 31, 2005 were filed with Aztar’s insurers in the amount of approximately $52,100, of which $3,500 had been received by Aztar, prior to January 3, 2007. In addition, Aztar has filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is approximately $64,600, of which $22,116 had been received by Aztar, prior to January 3, 2007. Aztar has also filed insurance claims of approximately $9,000, for other costs it has incurred that are related to the construction accident, of which $1,500 had been received prior to January 3, 2007. The Company acquired all of the outstanding stock of Aztar on January 3, 2007, and therefore will continue to pursue resolution of and will be the beneficiary of any future recoveries under these claims. Profit recovery from insurance will be recorded when the amount of recovery, which may be different from the amount claimed, is realized..

     In April 2007, the Company and its insurance carriers reached a settlement agreement regarding all outstanding claims for dismantlement, debris removal and rebuild claims. Also in April 2007, the Company was a party to a settlement agreement that fully resolved all liability claims that arose from the construction accident. In addition, in September 2007, the Company and its insurance carriers reached a partial settlement regarding business interruption claims. As a result of these settlements, the Company received net proceeds of $26,900 and recorded a gain on the settlement during the period from January 3, 2007 to September 30, 2007 and the quarter ended September 30, 2007 of $26,900 and $10,500 respectively. The Company also incurred expenses related to these settlements of $2,500 during the period from January 3, 2007 to September 30, 2007.
14. SUBSEQUENT EVENT – PENDING SALE OF VICKSBURG
     On November 12, 2007, Vicksburg entered into an Agreement of Sale with Nevada Gold Vicksburg, LLC pursuant to the terms of which Vicksburg agreed to sell substantially all of its assets for $35 million in cash. The closing of the sale is subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. The outside date for the closing of the sale is August 31, 2008. In the event that Vicksburg completes the sale, it is expected that the proceeds will be loaned to TE and used to repay indebtedness under the Senior Credit Facility of TE, in accordance with the terms of such facility.

15. SUMMARY FINANCIAL INFORMATION
     The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the $960 million 9 5/8 % Senior Subordinate Notes due 2014, and the non-guarantor. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

	TROPICANA ENTERTAINMENT
		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
			As of September 30, 2007
Current Assets:
Cash and cash equivalents	$15,990	$66,079	$31,875	$—	$113,944
Other current assets	48,917	49,781	11,170	—	109,868

Total current assets	64,907	115,860	43,045	—	223,812

Restricted cash	—	—	34,142	—	34,142
Property and equipment , net	—	1,225,306	834,083	—	2,059,389
Investments	5,913,316	27,363	—	(5,913,316)	27,363
Goodwill	(44,667)	789,241	98,646	—	843,220
Intangible assets, net	195,532	339,142	575	—	535,249
Deferred charges and other assets, net	60,324	59,586	11,005	(175)	130,740

Total assets	$6,189,412	$2,556,498	$1,021,496	$(5,913,491)	$3,853,915

Current Liabilities:
Current portion, long-term debt	$—	$31	$440,300	$—	$440,331
Accounts payable	1,891	38,812	8,331	—	49,034
Other current liabilities	599,157	(92,177)	(372,701)	—	134,279

Total current liabilities	601,048	(53,334)	75,930	—	623,644

Long-term debt	2,260,239	248	431	—	2,260,918
Other long-term liabilities	17,049	284	—	(175)	17,158

Total liabilities	2,878,336	(52,802)	76,361	(175)	2,901,720
Minority interest in consolidated subsidiaries	12,712	—	—	—	12,712

Member’s equity	3,298,364	2,609,300	945,135	(5,913,316)	939,483

Total liabilities and member’s equity	$6,189,412	$2,556,498	$1,021,496	$(5,913,491)	$3,853,915

	TROPICANA CASINOS AND RESORTS (PREDECESSOR)
				NON-
			GUARANTOR	GUARANTOR			TCR
	TCR	TE PARENT	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TE TOTAL	ELIMINATIONS	TCR TOTAL
				As of December 31, 2006
Current Assets:
Cash and cash equivalents	$—	$166	$29,112	$3,745	$—	$33,023	$—	$33,023
Other current assets	9,805	543	15,645	511	—	16,699	—	26,504

Total current assets	9,805	709	44,757	4,256	—	49,722	—	59,527

Property and equipment , net	—	—	222,640	3,598	—	226,238	—	226,238
Deposits and costs for pending acquisitions	—	977,967	332,059	—	—	1,310,026	—	1,310,026
Investments	126,137	—	—	—	—	—	(126,137)	—
Goodwill	—	—	16,802	—	—	16,802	—	16,802
Intangible assets, net	—	—	51,450	—	—	51,450	—	51,450
Deferred charges and other assets, net	—	22,183	5,481	181	(175)	27,670	—	27,670
Discontinued operations — long- term assets of casinos to be transferred	42,378	—	—	—	—	—	—	42,378

Total assets	$178,320	$1,000,859	$673,189	$8,035	$(175)	$1,681,908	$(126,137)	$1,734,091

Current Liabilities:
Current portion, long-term debt	$—	$—	$2,295	$—	$—	$2,295	$—	$2,295
Accounts payable	—	2,684	11,470	595	—	14,749	—	14,749
Other current liabilities and discontinued operations	6,912	1,179	27,288	1,707	—	30,174	—	37,086

Total current liabilities	6,912	3,863	41,053	2,302	—	47,218	—	54,130

Long-term debt	25,494	960,000	168,186	—	—	1,128,186	—	1,153,680
Related party note payable	369,083	—		—	—	—	—	369,083
Other long-term liabilities and discontinued operations	177	—	412	—	(175)	237	—	414

Total liabilities	401,666	963,863	209,651	2,302	(175)	1,175,641	—	1,577,307
Minority interest in consolidated subsidiaries	9,853	—	—	—	—	—	—	9,853

Stockholder’s equity	(233,199)	36,996	463,538	5,733	—	506,267	(126,137)	146,931

Total liabilities and stockholder’s equity	$178,320	$1,000,859	$673,189	$8,035	$(175)	$1,681,908	$(126,137)	$1,734,091

	TROPICANA ENTERTAINMENT
		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	For the nine months ended September 30, 2007
Operating Revenues:
Casino	$—	$591,839	$72,122	$—	$663,961
Rooms	—	106,315	44,953	—	151,268
Food and beverage	—	100,518	20,886	—	121,404
Other casino and hotel	229	34,489	17,165	(708)	51,175

Total operating revenues	229	833,161	155,126	(708)	987,808
Less promotional allowances	—	(140,650)	(12,068)	—	(152,718)

Net operating revenues	229	692,511	143,058	(708)	835,090

Operating Expenses:
Casino	—	76,303	14,354	—	90,657
Rooms	—	46,709	17,794	—	64,503
Food and beverage	—	81,040	21,236	—	102,276
Other casino and hotel	59	12,384	8,674	—	21,117
Utilities	—	22,418	5,006	—	27,424
Marketing, advertising and casino promotions	—	61,998	3,807	—	65,805
Repairs and maintenance	—	14,748	3,544	—	18,292
Insurance	(53)	11,327	2,169	—	13,443
Property and local taxes	—	23,624	1,742	—	25,366
Gaming taxes and licenses	—	78,371	7,585	—	85,956
Administrative and general	7,896	54,758	13,506	—	76,160
Leased land and facilities	254	15,344	1,518	(708)	16,408
Construction accident insurance recoveries, net	—	(24,505)	—	—	(24,505)
Loss on disposal of assets	176	91	13		280
Depreciation and amortization	2,072	79,365	4,617	—	86,054

Total operating expenses	10,404	553,975	105,565	(708)	669,236

Income (loss) from operations	(10,175)	138,536	37,493	—	165,854

Other Income (Expense):
Interest income (expense), net	(138,316)	1,377	(31,442)	—	(168,381)
Loss from early extinguishment of debt	—	(2,799)	—	—	(2,799)

Total other expense	(138,316)	(1,422)	(31,442)	—	(171,180)

Income (loss) before minority interest and income tax benefit	(148,491)	137,114	6,051	—	(5,326)
Minority interest in net income of consolidated subsidiaries	—	(2,059)	(1,418)	—	(3,477)

Income (loss) from continuing operations, before income tax benefit	(148,491)	135,055	4,633	—	(8,803)
Income tax benefit (expense), net	380,611	(102)	—	—	380,509

Net income	$232,120	$134,953	$4,633	$—	$371,706

	TROPICANA CASINOS AND RESORTS (PREDECESSOR)
			GUARANTOR	NON-GUARANTOR	TE
	TCR	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TE TOTAL	ELIMINATIONS	CONSOLIDATED
	For the nine months ended September 30, 2006
Operating Revenues:
Casino	$—	$—	$161,142	$25,146	$—	$186,288	$—	$186,288
Rooms	—	—	31,573	(330)	—	31,243	—	31,243
Food and beverage	—	—	31,620	950	—	32,570	—	32,570
Other casino and hotel	—	—	10,215	82	(707)	9,590	—	9,590

Total operating revenues	—	—	234,550	25,848	(707)	259,691	—	259,691
Less promotional allowances	—	—	(30,013)	(4,525)	—	(34,538)	—	(34,538)

Net operating revenues	—	—	204,537	21,323	(707)	225,153	—	225,153

Operating Expenses:
Casino	—	—	26,505	3,829	—	30,334	—	30,334
Rooms	—	—	13,251	—	—	13,251	—	13,251
Food and beverage	—	—	25,719	687	—	26,406	—	26,406
Other casino and hotel	—	—	3,489	4	—	3,493	—	3,493
Utilities	—	—	7,517	276	—	7,793	—	7,793
Marketing, advertising and casino promotions	—	—	10,978	701	—	11,679	—	11,679
Repairs and maintenance	—	—	5,970	421	—	6,391	—	6,391
Insurance	—	—	3,199	543	—	3,742	—	3,742
Property and local taxes	—	—	2,495	250	—	2,745	—	2,745
Gaming taxes and licenses	—	—	28,239	3,156	—	31,395	—	31,395
Administrative and general	—	—	12,995	1,460	—	14,455	—	14,455
Leased land and facilities	—	—	7,509	1,483	(707)	8,285	—	8,285
Loss on disposal of assets	—	—	1,906	—	—	1,906	—	1,906
Depreciation and amortization	—	—	11,530	892	—	12,422	—	12,422

Total operating expenses	—	—	161,302	13,702	(707)	174,297	—	174,297

Income from operations	—	—	43,235	7,621	—	50,856	—	50,856

Other Income (Expense):
Interest income		—	1,303	40	—	1,343	—	1,343
Interest expense	(10,888)	—	(12,567)	—	—	(12,567)	—	(23,455)

Total other expense	(10,888)	—	(11,264)	40	—	(11,224)	—	(22,112)

Income before minority interest	(10,888)	—	31,971	7,661	—	39,632	—	28,744
Minority interest in net income of consolidated subsidiaries	(2,386)	—	—	—	—	—	—	(2,386)

Income from continuing operations	(13,274)	—	31,971	7,661	—	39,632	—	26,358
Discontinued operations, casinos to be transferred	3,314	—	—	—	—	—	—	3,314

Net income (loss)	$(9,960)	$—	$31,971	$7,661	$—	$39,632	$—	$29,672

	TROPICANA ENTERTAINMENT
		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	For the nine months ended September 30, 2007
Cash Flows from Operating Activities	$(136,639)	$223,497	$21,687	$—	$108,545

Cash Flows from Investing Activities:

Additions to property and equipment	—	(41,461)	(18,486)	—	(59,947)

Aztar acquisition, net of cash acquired	862,636	(2,145,856)	(907,289)	—	(2,190,509)

Other cash flows from investing activities	(1,686,764)	(23,582)	2,303	2,686,367	978,324

Net cash used in investing activities	(824,128)	(2,210,899)	(923,472)	2,686,367	(1,272,132)

Cash Flows from Financing Activities:

Proceeds from issuance of long-term debt	1,530,000	—	440,000	—	1,970,000

Payment of financing costs	(56,206)	—	(8,171)	—	(64,377)

Other cash flows from financing activities	(523,805)	2,066,430	481,442	(2,686,367)	(662,300)

Net cash provided by financing activities	949,989	2,066,430	913,271	(2,686,367)	1,243,323

Net increase (decrease) in cash and cash equivalents	(10,778)	79,028	11,486	—	79,736

Cash and cash equivalents (including cash and cash equivalent of casinos to be transferred), beginning of period	26,768	(12,949)	20,389	—	34,208

Cash and cash equivalents, end of period	$15,990	$66,079	$31,875	$—	$113,944

	TROPICANA CASINOS AND RESORTS (PREDECESSOR)
			GUARANTOR	NON-GUARANTOR
	TCR	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TE TOTAL	ELIMINATIONS	CONSOLIDATED
				For the nine months ended September 30, 2006
Cash Flows from Operating Activities	$(4,891)	$—	$52,023	$8,526	$—	$60,549	$—	$55,658

Cash Flows from Investing Activities:

Additions to property and equipment	(3,473)	—	(36,131)	(196)	—	(36,327)	—	(39,800)
Deposits and costs related to pending acquisition	(315,746)		(98)			(98)		(315,844)

Other cash flows from investing	45,397	—	38	—	—	38	(38,943)	6,492

Net cash used in investing activities	(273,822)	—	(36,191)	(196)	—	(36,387)	(38,943)	(349,152)

Cash Flows from Financing Activities:

Payments on long-term debt	—	—	(3,371)	—	—	(3,371)	—	(3,371)

Proceeds from related party note	—	—	313,312	—	—	313,312	—	313,312
Other cash flows from financing activities	278,388	—	(320,659)	(9,098)	—	(329,757)	38,943	(12,426)

Net cash (used in) provided by financing activities	278,388	—	(10,718)	(9,098)	—	(19,816)	38,943	297,515

Net increase (decrease) in cash and cash equivalents	(325)	—	5,114	(768)	—	4,346	—	4,021

Cash and cash equivalents (including cash and cash equivalents of casinos to be transferred), beginning of period	1,550	—	36,889	4,344	—	41,233	—	42,783

Cash and cash equivalents (including cash and cash equivalent of casinos to be transferred), end of period	$1,225	$—	$42,003	$3,576	$—	$45,579	$—	$46,804

B. CP Laughlin Realty, LLC
CP LAUGHLIN REALTY, LLC
CONDENSED BALANCE SHEETS
(In thousands)

	Audited	Unaudited
	December 31, 2006	September 30, 2007
Current Assets:
Cash and cash equivalents	$209	$209
Deferred rent – current portion	1,093	1,093
Amount due from related parties	2,125	5,950

Total current assets	3,427	7,252

Property and equipment, net	21,586	20,676
Deferred rent, net of current portion	820	—
Intangible assets, net	333	296

Total assets	$26,166	$28,224

Current Liabilities:
Current portion, long-term debt	$2,000	$—
Amounts due to related parties	1,179	2,096

Total current liabilities	3,179	2,096

Long-term debt, net of current portion	193,629	—
Long-term loan from affiliate	—	15,750

Total liabilities	196,808	17,846
Members’ equity (deficit)	(170,642)	10,378

Total liabilities and members’ equity	$26,166	$28,224

The accompanying notes are an integral part of thecondensed financial statements.

CP LAUGHLIN REALTY, LLC
CONDENSED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Operating Revenue:

Rental income – related party	$1,002	$1,002	$3,006	$3,006

Operating Expenses:
Depreciation and amortization	313	316	950	947

Income from operations	689	686	2,056	2,059

Interest expense	3,661	307	11,127	1,032
Interest allocated to co-borrower	(3,350)	—	(10,227)	(115)

Net interest expense	311	307	900	917

Net income	$378	$379	$1,156	$1,142

The accompanying notes are an integral part of the condensed financial statements.

CP LAUGHLIN REALTY, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2007
Cash Flows from Operating Activities:
Net income	$1,156	$1,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	950	947
Decrease in deferred rent	820	820

Net cash provided by operating activities	2,926	2,909

Cash Flows from Financing Activities:
Repayment of debt	—	(15,750)
Distribution to member	(4,400)	—
Loan from affiliate	—	15,750
Advances to related parties	(101)	(2,909)

Net cash used in financing activities	(4,501)	(2,909)

Net decrease in cash and cash equivalents	(1,575)	—
Cash and cash equivalents, beginning of period	1,784	209

Cash and cash equivalents, end of period	$209	$209

The accompanying notes are an integral part of the condensed financial statements.

CP LAUGHLIN REALTY, LLC
Notes to Condensed Financial Statements
Quarter Ended September 30, 2007
(In thousands, except where noted otherwise)
(Unaudited)
1. ORGANIZATION
     CP Laughlin Realty, LLC (“Realty” or the “Company”) was formed on August 1, 2003 for the purpose of acquiring and leasing to Columbia Properties Laughlin, LLC (“Laughlin”) the non-gaming assets of the 1,003-room River Palms Hotel and Casino in Laughlin, Nevada (“Hotel and Casino”). Realty commenced operations on September 9, 2003, when the Hotel and Casino was acquired. Laughlin is an affiliate of Realty due to common control of their respective parent entities. Laughlin operates the Hotel and Casino and owns all gaming related equipment and certain other non-gaming equipment. Realty is a wholly owned subsidiary of CSC Holdings, LLC, a subsidiary of Columbia Sussex Corporation (“CSC”). The Company is a co-guarantor under certain financing obligations of an affiliated company. (see Note 6)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The following is a summary of significant accounting policies followed in the preparation of the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of management’s estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates. Amounts are presented in thousands of dollars unless indicated otherwise.
  Interim Unaudited Information — The accompanying interim financial statements as of September 30, 2007 and for the three month and nine month periods ended September 30, 2006 and 2007 and related disclosures in the accompanying notes have not been audited. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations and therefore do not include all information and notes necessary for the presentation of financial position, results of operations and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and the results of its operations for the three month and nine month periods ended September 30, 2006 and 2007 and its cash flows for the nine months ended September 30, 2006 and 2007. Operating results for the three month and nine month periods ended September 30, 2007 should be read in conjunction with the audited financial statements and the notes for the year ended December 31, 2006, included in Tropicana Entertainment, LLC’s Registration Statement on Form S-4 dated October 17, 2007.
  Income Taxes — Realty is a pass through entity for Federal and State income tax purposes. As a pass through entity, the tax attributes pass through to its members, who then owe any related income taxes. As a result, the accompanying statements of income show no income tax expense or benefit.
Recently Issued Accounting and Reporting Standards
  Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value in GAAP and expands disclosures about fair value measurements. This Statement will be effective for the Company beginning January 1, 2008. The Company has not yet determined the effect, if any, SFAS No. 157 will have on its financial statements.
3. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	December 31, 2006	September 31, 2007
Buildings	$15,264	$15,264
Equipment	4,988	4,988

	20,252	20,252
Less accumulated depreciation	(3,666)	(4,576)

	16,586	15,676
Land	5,000	5,000

Property and equipment, net	$21,586	$20,676

4. INTANGIBLE ASSETS
     The Company’s management determined the fair value of the trade name at the time of acquisition was $500 based on estimated future cash flows under the lease agreement with Laughlin. This is the Company’s only intangible asset. Amortization of the intangible asset is computed on a straight-line basis over ten years, the estimated useful life. Management periodically assesses the amortization period of the intangible asset based upon an estimate of future cash flows from related operations. Amortization expense was $37 for the nine months ended September 30, 2006 and 2007.
Intangible assets consist of the following:

	December 31, 2006	September 30, 2007
Trade name	$500	$500
Accumulated amortization	(167)	(204)

	$333	$296

     The Company’s estimate of future amortization expense for the remainder of 2007 and the four years thereafter related to the amortizable intangible asset is as follows:

2007 (three months)	$13
2008	50
2009	50
2010	50
2011	50
5. LONG-TERM DEBT:
     Long-term debt consists of the following:

	December 31, 2006	September 30, 2007
Credit Facility, Term Loan A due 2010	$96,879	$—
Credit Facility, Term Loan B due 2011	98,750	—

	195,629	—
Less current portion of term loan	(2,000)	—

Total long-term debt	$193,629	$—

     During 2005, the Company and certain other co-borrower affiliated companies including Laughlin and Tropicana Casino & Resorts (“TCR”) f.k.a. Wimar Tahoe Corporation (“WTC”), a company controlled by the managing member of the Company, borrowed a total of $200,000 under a Credit Facility which provided for a Term Loan A borrowing of $100,000 for the purchase of two casinos owned by TCR, retirement of existing debt, financing costs and other corporate purposes, and a Term Loan B borrowing of $100,000 for the purchase of another casino owned by TCR and financing costs. The Company’s allocated portion of Term Loan A is $15,750 which equaled the amount of its debt that was refinanced. However, since the Company was a co-borrower under the Credit Facility, the entire outstanding balance has been recorded as long-term debt with an adjustment to member’s equity. Also, the interest expense shown on the 2006 and 2007 quarterly statements of income represents all interest expense related to the Credit Facility with an allocation to TCR for the portion of interest expense related to the Credit Facility outstanding balance not allocated to the Company. The Credit Facility also provided for a Revolving Loan of up to $50,000, none of which was drawn at December 31, 2006. Term Loan A and B were repaid January 3, 2007 with the proceeds of the borrowings described in Note 6 below. At the time of repayment an adjustment to member’s equity of $179,879 was recorded to reflect TCR’s repayment of Term Loan A and B.
     In connection with the repayment of its allocated portion of Term Loan A, the Company borrowed $15,750 from Tropicana Entertainment, LLC (“TE”), an affiliated entity on January 3, 2007. The loan matures on January 3, 2009 and accrues interest at the thirty-day LIBOR rate plus 2.5%. No principal payments are due until maturity.

6. GUARANTEE AGREEMENT
     The Company is a co-guarantor under certain long-term debt obligations of TE, an affiliated entity. The Company and TE are affiliated through common ownership. In December 2006, TE issued $960,000 of 9.625% Senior Subordinated Notes (the “Notes”) and in January 2007, entered into a Senior Credit Facility comprised of a $1,530,000 senior secured term loan (“Loan”) and a $180,000 senior secured revolving credit facility (“Revolver”), all of which are guaranteed jointly and severally by certain subsidiaries of TE, JMBS Casino LLC (“JMBS”), Columbia Properties Vicksburg LLC (“Vicksburg”), and the Company (collectively the “Guarantor Entities”).
     As of September 30, 2007, TE was in compliance with all covenants under the Senior Credit Facility. However, depending on its future results, management cannot assure compliance with the financial ratio covenants in the Senior Credit Facility at the next measurement date, December 31, 2007, absent additional capital contributions by its owner or additional repayments of debt prior to December 31, 2007. Accordingly, TE intends to seek to amend certain covenants in the Senior Credit Facility. If TE is not in compliance with a covenant as of December 31, 2007 and is unable to amend the financial covenants contained in the Senior Credit Facility, this would result in an event of default under the Senior Credit Facility. TE would then be required to seek a waiver from the lenders. There can be no assurance that the lenders will grant a waiver or agree to an amendment on terms acceptable to TE, or at all.
     The failure of TE to obtain an amended Credit Facility or to obtain a waiver if an event of default occurs, would force TE to seek alternatives, including without limitation refinancing the indebtedness under the Credit Facility. Also the occurrence of any acceleration of indebtedness under the Senior Credit Facility would constitute an event of default under the Notes, which could force TE to seek alternatives, including without limitation, refinancing the Notes. In the event of non-performance by TE under the Notes and/or Credit Facility, or TE’s inability to refinance the outstanding balance of the Credit Facility and the Notes, the Guarantor Entities would be obligated to make necessary payments of principal and interest then due, on behalf of TE. There are no assurances that TE would be able to refinance its debt obligations on acceptable terms or at all. As a result, an acceleration of the due dates under the Credit Facility or Notes may result in a material adverse effect on the Company and its operations, and could force the Company into bankruptcy or liquidation. As of September 30, 2007, TE reported $960,000 and $1,300,269 outstanding on the Notes and Loan obligations, respectively.

C. Columbia Properties Vicksburg, LLC
COLUMBIA PROPERTIES VICKSBURG, LLC
CONDENSED BALANCE SHEETS
(In thousands)

	Audited	Unaudited
	December 31, 2006	September 30, 2007
Current Assets:
Cash and cash equivalents	$3,705	$5,512
Accounts receivable	39	48
Amount due from related parties	152	176
Prepaid expenses and other assets	490	399

Total current assets	4,386	6,135

Property and equipment, net	30,289	28,429
Goodwill	590	590
Intangible assets, net	1,146	818
Loans to Tropicana Entertainment, LLC, an affiliate	—	3,000
Other assets, net	129	128

Total assets	$36,540	$39,100

Current Liabilities:

Accounts payable	$1,058	$657
Accrued expenses and other liabilities	3,243	3,447
Amounts due to related parties	857	855

Total current liabilities	5,158	4,959

Long-term portion of lease liability	2,406	2,292

Total liabilities	7,564	7,251

Members’ equity	28,976	31,849

Total liabilities and members’ equity	$36,540	$39,100

The accompanying notes are an integral part of the condensed financial statements.

COLUMBIA PROPERTIES VICKSBURG, LLC
CONDENSED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Operating Revenues:

Casino	$7,464	$7,017	$25,470	$21,915
Rooms	495	421	1,563	1,172
Food and beverage	1,073	869	3,492	2,524
Other casino and hotel	132	115	643	353

Total operating revenues	9,164	8,422	31,168	25,964
Less promotional allowances	(1,514)	(997)	(4,746)	(2,950)

Net operating revenues	7,650	7,425	26,422	23,014

Operating Expenses:
Casino	1,815	1,274	5,463	3,600
Rooms	228	273	711	995
Food and beverage	1,026	787	3,142	2,367
Other casino and hotel	14	16	107	47
Utilities	287	258	963	723
Marketing, advertising and casino promotions	634	464	2,549	1,595
Repairs and maintenance	415	154	908	361
Insurance	223	71	485	507
Property and local taxes	176	175	526	526
Gaming taxes and licenses	948	772	3,152	2,608
Administrative and general	539	1,083	2,103	3,333
Leased land and facilities	91	155	657	807
Loss on disposition of assets	(18)	—	—	29
Depreciation and amortization	1,133	884	2,655	2,648

Total operating expenses	7,511	6,366	23,421	20,146

Income from operations	139	1,059	3,001	2,868
Interest (expense) income, net	85	5	(922)	5

Net income	$224	$1,064	$2,079	$2,873

The accompanying notes are an integral part of the condensed financial statements.

COLUMBIA PROPERTIES VICKSBURG, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2007
Cash Flows from Operating Activities:
Net income	$2,079	$2,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,676	2,648
Decrease in lease liability	(87)	(114)
Loss from disposition of assets	—	29
Changes in current assets and current liabilities:
Accounts receivable	47	(9)
Prepaid expenses and other assets	(296)	91
Accounts payable, accrued expenses and other liabilities	(1,487)	(197)

Net cash provided by operating activities	2,932	5,321

Cash Flows from Investing Activities:
Additions of property and equipment	(933)	(487)
Other	(28)	—

Net cash used in investing activities	(961)	(487)

Cash Flows from Financing Activities:
Payments on long-term debt	(2,144)	—
Advances from (to) related parties	652	(27)
Loans to Tropicana Entertainment, LLC, an affiliate	—	(3,000)

Net cash used in financing activities	(1,492)	(3,027)

Net increase in cash and cash equivalents	479	1,807
Cash and cash equivalents, beginning of period	5,072	3,705

Cash and cash equivalents, end of period	$5,551	$5,512

The accompanying notes are an integral part of the condensed financial statements.

COLUMBIA PROPERTIES VICKSBURG, LLC
Notes to Condensed Financial Statements
Quarter Ended September 30, 2007
(In thousands, except where noted otherwise)
(Unaudited)
1. ORGANIZATION
     Columbia Properties Vicksburg, LLC (the “Company”) was formed on January 23, 2003 for the purpose of acquiring a riverboat gaming operation in Vicksburg, Mississippi operating as Horizon Casino Hotel Vicksburg (the “Casino”) (f.k.a. Harrah’s Vicksburg Hotel and Casino). The Casino operation includes a 117-room hotel. The Company is a co-guarantor under certain financing obligations of an affiliated company. (see Note 7). The Company has entered into an agreement to sell substantially all of its assets. (see Note 8)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The following is a summary of significant accounting policies followed in the preparation of the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of management’s estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates. Amounts are presented in thousands of dollars unless indicated otherwise.
     Interim Unaudited Information — The accompanying interim financial statements as of September 30, 2007, and for the three month and nine month periods ended September 30, 2006 and 2007 and related disclosures in the accompanying notes have not been audited. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations and therefore do not include all information and notes necessary for the presentation of financial position, results of operations and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and the results of its operations for the three month and nine month periods ended September 30, 2006 and 2007 and its cash flows for the nine months ended September 30, 2006 and 2007. Operating results for the three month and nine month periods ended September 30, 2007 should be read in conjunction with the audited financial statements and the notes for the year ended December 31, 2006.
     Income Taxes — The Company is a pass through entity for Federal and State income tax purposes. As a pass through entity the tax attributes of the Company will pass through to its owners, who will then owe any related income taxes. As a result, the accompanying statements of income show no income tax expense.
Recently Issued Accounting and Reporting Standards
     Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value in GAAP and expands disclosures about fair value measurements. This Statement will be effective for the Company beginning January 1, 2008. The Company has not yet determined the effect, if any, SFAS No. 157 will have on its financial statements.
3. PROPERTY AND EQUIPMENT

	December 31, 2006	September 30, 2007
Barge	$2,309	$2,405
Buildings and improvements	22,939	23,048
Furniture and equipment	10,425	10,656

	35,673	36,109
Less accumulated depreciation	(8,010)	(10,306)

	27,663	25,803
Land	2,626	2,626

Property and equipment, net	$30,289	$28,429

4. GOODWILL AND INTANGIBLE ASSETS
     In connection with the acquisition of the Casino in October of 2003, the Company acquired $2,533 of identified intangible assets and recorded $590 of goodwill. The estimates of fair value used in the purchase price allocation were determined by the Company’s management based on information furnished by an independent appraiser. Amortization is computed on a straight-line basis for intangible assets with definite lives over an estimated useful life of 5 to 35 years. Amortization expense was $373 and $328 for the nine months ended September 30, 2006 and 2007, respectively.
     Goodwill and intangible assets consist of the following:

	December 31, 2006	September 30, 2007
Goodwill	$590	$590

Amortizing intangible assets:
Player lists (5 year useful life)	$1,795	$1,795
Other amortizing intangibles (5 to 35 year useful life)	738	738
Less accumulated amortization	(1,387)	(1,715)

Total intangible assets, net	$1,146	$818

     The Company’s estimate of future amortization expense for the remainder of 2007 and the four years thereafter related to the amortizable intangible assets is as follows:

2007 (three months)	$109
2008	368
2009	20
2010	20
2011	20
5. LONG-TERM DEBT
     The Company elected to pay off its outstanding long-term debt in its entirety on December 7, 2006. As of December 31, 2006 and September 30, 2007, the Company had no long-term debt outstanding.
6. LEASE COMMITMENTS
     The Company assumed an agreement with the City of Vicksburg (“the City”) that permitted the development of the Company’s hotel and casino and provided for ongoing payments to the City. The agreement expires in 2033 and provides that certain parcels of land, primarily parking, casino dockage and casino entry parcels revert back to the City upon termination of the agreement. Monthly amounts owed to the City include a fixed annual payment, subject to adjustment for changes in the consumer price index, and a percentage amount on net revenue, as defined in the agreement (primarily gaming and food and beverage revenues). The Company’s performance under this agreement is guaranteed by Columbia Sussex Corporation, a company controlled by the Company’s managing member (“CSC”). The Company also has various short-term operating equipment leases.
     The lease liability reflected in the accompanying balance sheets represents the amount needed to adjust the future lease payments to current market rents, based on appraisal at the date of purchase, and is being amortized over the remaining term of the original assumed lease agreement with the City of Vicksburg (twenty years) on a straight-line basis.
7. GUARANTEE AGREEMENT
     The Company is a co-guarantor under certain long-term debt obligations of TE, an affiliated entity. The Company and TE are affiliated through common ownership. In December 2006, TE issued $960,000 of 9.625% Senior Subordinated Notes (the “Notes”) and in January 2007, entered into a Senior Credit Facility comprised of a $1,530,000 senior secured term loan (“Loan”) and a $180,000 senior secured revolving credit facility (“Revolver”), all of which are guaranteed jointly and severally by certain subsidiaries of TE, JMBS Casino LLC (“JMBS”), Columbia Properties Vicksburg LLC (“Vicksburg”), and the Company (collectively the “Guarantor Entities”).

     As of September 30, 2007, TE was in compliance with all covenants under the Senior Credit Facility. However, depending on its future results, management cannot assure compliance with the financial ratio covenants in the Senior Credit Facility at the next measurement date, December 31, 2007, absent additional capital contributions by its owner or additional repayments of debt prior to December 31, 2007. Accordingly, TE intends to seek to amend certain covenants in the Senior Credit Facility. If TE is not in compliance with a covenant as of December 31, 2007 and is unable to amend the financial covenants contained in the Senior Credit Facility, this would result in an event of default under the Senior Credit Facility. TE would then be required to seek a waiver from the lenders. There can be no assurance that the lenders will grant a waiver or agree to an amendment on terms acceptable to TE, or at all.
     The failure of TE to obtain an amended Credit Facility or to obtain a waiver if an event of default occurs, would force TE to seek alternatives, including without limitation refinancing the indebtedness under the Credit Facility. Also the occurrence of any acceleration of indebtedness under the Senior Credit Facility would constitute an event of default under the Notes, which could force TE to seek alternatives, including without limitation refinancing the Notes. In the event of non-performance by TE under the Notes and/or Credit Facility, or TE’s inability to refinance the outstanding balance of the Credit Facility and the Notes, the Guarantor Entities would be obligated to make necessary payments of principal and interest then due, on behalf of TE. There are no assurances that TE would be able to refinance its debt obligations on acceptable terms or at all. As a result, an acceleration of the due dates under the Credit Facility or Notes may result in a material adverse effect on the Company and its operations, and could force the Company into bankruptcy or liquidation. As of September 30, 2007, TE reported $960,000 and $1,300,269 outstanding on the Notes and Loan obligations, respectively.
8. SUBSEQUENT EVENT – PENDING SALE OF THE COMPANY
     On November 12, 2007, the Company entered into an Agreement of Sale with Nevada Gold Vicksburg, LLC pursuant to the terms of which the Company agreed to sell substantially all of its assets for $35 million in cash. The closing of the sale is subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. The outside date for the closing of the sale is August 31, 2008. In the event that the Company completes the sale, it is expected that the proceeds will be loaned to TE and used to repay indebtedness under the Senior Credit Facility of TE, in accordance with the terms of such facility.

D. JMBS Casino, LLC
JMBS CASINO , LLC
CONDENSED BALANCE SHEETS
(In thousands)

	Audited	Unaudited
	December 31, 2006	September 30, 2007
Current Assets:
Cash and cash equivalents	$4,031	$6,554
Accounts receivable	29	44
Amount due from related parties	133	135
Prepaid expenses and other assets	509	289

Total current assets	4,702	7,022

Property and equipment, net	15,899	18,944
Goodwill	16,732	16,732
Intangible assets, net	120	20
Other assets, net	359	359
Loan to Tropicana Entertainment, LLC, an affiliate	—	4,000
Assets of discontinued operations	100	—

Total assets	$37,912	$47,077

Current Liabilities:
Accounts payable	$686	$2,532
Accrued expenses and other liabilities	1,585	3,863
Amounts due to related parties	84	186

Total current liabilities	2,355	6,581

Members’ equity	35,557	40,496

Total liabilities and members’ equity	$37,912	$47,077

The accompanying notes are an integral part of the condensed financial statements.

JMBS CASINO, LLC
CONDENSED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Operating Revenues:

Casino	$7,004	$5,657	$23,239	$21,319
Rooms	106	118	279	290
Food and beverage	189	71	587	354
Other casino and hotel	28	67	100	157

Total operating revenues	7,327	5,913	24,205	22,120
Less promotional allowances	(921)	(909)	(3,405)	(2,651)

Net operating revenues	6,406	5,004	20,800	19,469

Operating Expenses:
Casino	1,161	1,217	3,186	3,620
Rooms	50	87	162	282
Food and beverage	165	126	503	457
Utilities	148	133	531	388
Marketing, advertising and casino promotions	131	110	411	344
Repairs and maintenance	68	25	203	197
Insurance	301	260	622	698
Property and local taxes	143	131	430	418
Gaming taxes and licenses	971	797	2,810	2,601
Administrative and general	974	966	2,473	2,432
Leased land and facilities	220	226	693	673
Loss (gain) on disposition of assets	17	(1)	—	116
Depreciation and amortization	774	207	2,183	1,324

Total operating expenses	5,123	4,284	14,207	13,550

Income from operations	1,283	720	6,593	5,919

Other Income (Expense):
Interest income	11	14	68	69
Interest expense	(132)	—	(367)	—

Total other income (expense)	(121)	14	(299)	69

Net income	$1,162	$734	$6,294	$5,988

The accompanying notes are an integral part of the financial condensed statements.

JMBS CASINO, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2007
Cash Flows from Operating Activities:
Net income	$6,294	$5,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,230	1,324
Loss on disposition of assets	—	116
Changes in current assets and current liabilities:
Accounts receivable	(97)	(15)
Prepaid expenses and other assets	(460)	220
Accounts payable, accrued expenses and other liabilities	122	4,125

Net cash provided by operating activities	8,089	11,758

Cash Flows from Investing Activities:
Additions of property and equipment	(45)	(4,587)
Other	(9)	200
Proceeds from sale of assets of discontinued operations	—	100

Net cash used in investing activities	(54)	(4,287)

Cash Flows from Financing Activities:
Payments on long-term debt	(2,869)	—
Advances from (to) related parties	(15)	102
Loan to Tropicana Entertainment, LLC, an affiliate	—	(4,000)
Distributions to members	(5,775)	(1,050)

Net cash used in financing activities	(8,659)	(4,948)

Net increase (decrease) in cash and cash equivalents	(624)	2,523
Cash and cash equivalents, beginning of period	5,435	4,031

Cash and cash equivalents, end of period	$4,811	$6,554

The accompanying notes are an integral part of the condensed financial statements.

JMBS CASINO, LLC
Notes to Condensed Financial Statements
Quarter Ended September 30, 2007
(In thousands, except where noted otherwise)
(Unaudited)
 1. ORGANIZATION
     JMBS Casino, LLC (the “Company”) was formed on January 23, 2002 for the purpose of acquiring a riverboat gaming operation in Greenville, Mississippi operating as Bayou Caddy’s Jubilee Casino (the “Casino”). The Company also owns and operates the Greenville Inn and Suites and owned and operated the Key West Inn (the “Hotel”) until April 10, 2007 when it was sold. On May 1, 2004, the Company closed the Key West Inn and was subsequently sold on April 10, 2007. The estimated fair value of the hotel is recorded as assets of discontinued operations at December 31, 2006 in the accompanying balance sheets. The Company is a co-guarantor under certain financing obligations of an affiliated company. (see Note 6)
 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The following is a summary of significant accounting policies followed in the preparation of the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of management’s estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates. Amounts are presented in thousands of dollars unless indicated otherwise.
     Interim Unaudited Information — The accompanying interim financial statements as of September 30, 2007, and for the three and nine month periods ended September 30, 2006 and 2007 and related disclosures in the accompanying notes have not been audited. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations and therefore do not include all information and notes necessary for the presentation of financial position, results of operations and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and the results of its operations for the three and nine month periods ended September 30, 2006 and 2007 and cash flows for the nine months ended September 30, 2006 and 2007. Operating results for the three and nine month periods ended September 30, 2007 should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2006.
     Income Taxes — The Company is a pass through entity for federal and state income tax purposes. As a pass through entity, the tax attributes of the Company will pass through to its members, who will then owe any related income taxes. As a result, the accompanying statement of income shows no income tax expense or benefit.
     Reclassifications — Certain items in the prior period financial statements were reclassified to conform with the current year presentation.
Recently Issued Accounting and Reporting Standards
     Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value in GAAP and expands disclosures about fair value measurements. This Statement will be effective for the Company beginning January 1, 2008. The Company has not yet determined the effect, if any, SFAS No. 157 will have on its financial statements.

 3. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	December 31, 2006	September 30, 2007
Barge	$15,133	$15,225
Buildings and improvements	2,753	6,534
Furniture and equipment	7,721	7,770

Total	25,607	29,529
Less accumulated depreciation	(10,148)	(11,025)
Land	440	440

Property and equipment, net	$15,899	$18,944

4. GOODWILL AND INTANGIBLE ASSETS
     In connection with the acquisition of the Casino and the Hotels, the Company acquired $3,020 of identified intangible assets and recorded $16,732 of goodwill. The estimates of fair value used in the purchase price allocation were determined by the Company’s management based on information furnished by an independent appraiser. Amortization is computed on a straight-line basis for intangible assets with definite lives over an estimated useful life of five years. Amortization expense was $450 for the nine months ended September 30, 2006 and $100 for the nine months ended September 30, 2007.
Goodwill and intangible assets consist of the following:

	December 31, 2006	September 30, 2007
Goodwill	$16,732	$16,732

Intangible assets:
Amortizing intangible assets:
Non-compete agreement (five year useful life)	3,000	3,000
Accumulated amortization	(2,900)	(3,000)

Net amortizing intangible assets	100	—
Non-amortizing intangible assets-trademark and other	20	20

Total intangible assets, net	$120	$20

5. LONG-TERM DEBT
     The Company elected to pay off its outstanding long-term debt in its entirety on December 7, 2006. As of December 31, 2006 and September 30, 2007, the Company had no long-term debt outstanding.
6. GUARANTEE AGREEMENT
     The Company is a co-guarantor under certain long-term debt obligations of TE, an affiliated entity. The Company and TE are affiliated through common ownership. In December 2006, TE issued $960,000 of 9.625% Senior Subordinated Notes (the “Notes”) and in January 2007, entered into a Senior Credit Facility comprised of a $1,530,000 senior secured term loan (“Loan”) and a $180,000 senior secured revolving credit facility (“Revolver”), all of which are guaranteed jointly and severally by certain subsidiaries of TE, JMBS Casino LLC (“JMBS”), Columbia Properties Vicksburg LLC (“Vicksburg”), and the Company (collectively the “Guarantor Entities”).
     As of September 30, 2007, TE was in compliance with all covenants under the Senior Credit Facility. However, depending on its future results, management cannot assure compliance with the financial ratio covenants in the Senior Credit Facility at the next measurement date, December 31, 2007, absent additional capital contributions by its owner or additional repayments of debt prior to December 31, 2007. Accordingly, TE intends to seek to amend certain covenants in the Senior Credit Facility. If TE is not in compliance with a covenant as of December 31, 2007 and is unable to amend the financial covenants contained in the Senior Credit Facility, this would result in an event of default under the Senior Credit Facility. TE would then be required to seek a waiver from the lenders. There can be no assurance that the lenders will grant a waiver or agree to an amendment on terms acceptable to TE, or at all.

     The failure of TE to obtain an amended Credit Facility or to obtain a waiver if an event of default occurs, would force TE to seek alternatives, including without limitation refinancing the indebtedness under the Credit Facility. Also the occurrence of any acceleration of indebtedness under the Senior Credit Facility would constitute an event of default under the Notes, which could force TE to seek alternatives, including without limitation refinancing the Notes. In the event of non-performance by TE under the Notes and/or Credit Facility, or TE’s inability to refinance the outstanding balance of the Credit Facility and the Notes, the Guarantor Entities would be obligated to make necessary payments of principal and interest then due, on behalf of TE. There are no assurances that TE would be able to refinance its debt obligations on acceptable terms or at all. As a result, an acceleration of the due dates under the Credit Facility or Notes may result in a material adverse effect on the Company and its operations, and could force the Company into bankruptcy or liquidation. As of September 30, 2007, TE reported $960,000 and $1,300,269 outstanding on the Notes and Loan obligations, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
A. Tropicana Entertainment, LLC
Overview and Presentation
     We are a leading, diversified, multi-jurisdictional owner and operator of gaming properties. We own or operate gaming properties located in Nevada, New Jersey, Louisiana, Mississippi and Indiana that are focused primarily on serving customers within driving distance of such properties. Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent company and predecessor, was formed in 1990 by Mr. William Yung to acquire the Lake Tahoe Horizon Casino and Resort (“Tahoe Horizon”) in South Lake Tahoe, Nevada, his initial investment in the gaming industry. Since obtaining a gaming license in 1990, Mr. William Yung, has built a record of successful gaming acquisitions and development, while generating growth and operational improvements. On June 8, 2006, in anticipation of the acquisition of Aztar, Tropicana Casinos and Resorts formed Tropicana Entertainment.
     In a corporate reorganization completed on January 3, 2007, Tropicana Casinos and Resorts contributed five gaming properties to Tropicana Entertainment, but did not contribute to Tropicana Entertainment the assets relating to Tropicana Casinos and Resorts’ New Orleans Riverboat, the gaming assets and operations at the Casuarina or the assets relating to Tropicana Pennsylvania. These operations are treated as discontinued operations for purposes of certain historical elements of the following management’s discussion and analysis. In addition, in accordance with FASB Interpretation No. 46R (“Consolidation of Variable Interest Entities”), the consolidated financial statements of Tropicana Entertainment include the results of Realty, a variable interest entity of which Tropicana Casinos and Resorts was the primary beneficiary prior to the corporate reorganization completed substantially concurrently with the acquisition of Aztar and of which Tropicana Entertainment became the primary beneficiary thereafter. For a more detailed presentation of Realty’s results, see the financial statements of Realty and “—B. CP Laughlin Realty, LLC” included elsewhere in this Quarterly Report.
     In light of Tropicana Entertainment’s limited operating history and the fact that five of the gaming properties comprising its present casino portfolio were previously operated by Tropicana Casinos and Resorts, this Management’s Discussion and Analysis of Financial Condition and Results of Operations presents the financial condition and results of operations of both Tropicana Entertainment and certain properties previously held directly by Tropicana Casinos and Resorts (which properties were thereafter contributed to Tropicana Entertainment in the corporate reorganization completed on January 3, 2007) so as to provide a more complete understanding of Tropicana Entertainment’s business than would be afforded by a presentation of the financial condition and results of operations of Tropicana Entertainment alone.
Acquisition of Aztar
     On January 3, 2007, affiliates of Tropicana Entertainment acquired all of the outstanding equity interests in Aztar for approximately $2.1 billion in cash. As part of the corporate reorganization completed substantially concurrently with the acquisition, Aztar became a wholly-owned subsidiary of Tropicana Entertainment. The acquisition of Aztar added four casino properties located in Nevada, New Jersey and Indiana to the holdings of Tropicana Entertainment.
     The acquisition of Aztar has significantly increased the revenues of Tropicana Entertainment. Tropicana Entertainment incurred significant new borrowings in order to finance the acquisition of Aztar. Accordingly, Tropicana Entertainment’s interest expense in periods following the acquisition has been, and will continue to be, significantly higher than the historical interest expense of Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent and predecessor.
     The acquisition of Aztar was accounted for as a purchase and the results of operations of the acquired company have been included in Tropicana Entertainment’s results of operations from its acquisition date. As a result of the acquisition of Aztar, Aztar’s assets and liabilities were adjusted to fair value as of the closing date of the acquisition of Aztar based on a preliminary estimate provided by an independent third party appraiser. The excess of the total purchase price over the fair value of Aztar’s net assets at the closing of the acquisition of Aztar was allocated to goodwill, and this indefinite-lived asset will be subject to an impairment review on an annual basis or as the circumstances require. The following accounting polices and classifications used by Aztar, among others, were changed as of January 3, 2007, the date on which Aztar was acquired, to reflect Tropicana Entertainment’s accounting policies and classifications: (i) Operating revenues are presented gross of promotional allowances and complimentaries offered to customers, while Aztar presented operating revenues net of these items. These promotional allowances and complimentaries are then deducted from gross operating revenue to derive net operating revenues. (ii) The cost of providing complimentary rooms, food and beverage to customers is presented as an expense of the department providing the service, while Aztar presented these costs as expenses of the department that granted the complimentary to the guest, which was primarily the casino department. (iii) Gaming taxes and licensing fees are presented as a separate caption in the statement of operations, while Aztar presented these costs as part of the casino department. (iv) Provision for doubtful accounts expense is included as a casino department expense, while Aztar presented provision for doubtful accounts as a separate operating expense caption. (v) Depreciation and amortization expense after the acquisition of Aztar will reflect useful lives which may differ from those used by Aztar prior to its acquisition.
Results of Operations
     The results of operations for Tropicana Entertainment for the three and nine months ended September 30, 2007 are summarized below. In addition, the results of operations for Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent company and predecessor, for the three and nine months ended September 30, 2006 are summarized below. As previously noted, the assets relating to the New Orleans Riverboat, the gaming assets and operations at the Casuarina and the assets relating to Tropicana Pennsylvania are treated as discontinued operations for purposes of the presentation of the results of operations of Tropicana Casinos and Resorts for the three and nine months ended September 30, 2006.
     The results of operations are reported by segment. The Nevada segment is comprised of the Tahoe Horizon, the MontBleu Casino (“MontBleu”) and the River Palms Hotel and Casino (“River Palms”). The Mississippi River Basin segment is comprised of the the Lighthouse Point Casino (“Lighthouse Point”) and the the Belle of Baton Rouge. With the consummation of the acquisition of Aztar, four casino properties located in Nevada, New Jersey and Indiana were added to Tropicana Entertainment’s holdings. The Tropicana Express Hotel and Casino (“Tropicana Express”) is now part of the Nevada segment. The Casino Aztar Evansville is now part of the Mississippi River Basin segment. The Tropicana Resort and Casino — Atlantic City (“Tropicana Atlantic City”) and Tropicana Resort and Casino — Las Vegas (“Tropicana Las Vegas”) are each separate reporting segments.
Net Operating Revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2007	% Change	2006	2007	% Change
Nevada Segment:
Tahoe Horizon	$15,056	$13,185	(12.4%)	$35,020	$31,978	(8.7%)
MontBleu	17,471	16,873	(3.4%)	38,957	41,766	7.2%
River Palms	12,332	11,980	(2.9%)	40,553	39,169	(3.4%)
Tropicana Express(1)	—	21,284	N/A	—	67,722	N/A

Total Nevada	44,859	63,322	41.2%	114,530	180,635	57.7%
Mississippi River Basin Segment:
Lighthouse Point	5,929	7,731	30.4%	21,324	23,242	9.0%
Belle of Baton Rouge	26,583	22,291	(16.1%)	89,299	75,810	(15.1%)
Casino Aztar Evansville(1)	—	32,639	N/A	—	99,754	N/A

Total Mississippi River Basin	32,512	62,661	92.7%	110,623	198,806	79.7%
Tropicana Atlantic City(1)	—	117,622	N/A	—	335,604	N/A
Tropicana Las Vegas(1)	—	37,408	N/A	—	119,816	N/A
Other	—	21	N/A	—	229	N/A

Total	$77,371	$281,034	263.2%	$225,153	$835,090	270.9%

Net operating revenue for casinos held for the entire period	$77,371	$72,081	(6.8%)	$225,153	$212,194	(5.8%)

(1)	Reflects results since January 3, 2007 acquisition.
Net Operating Expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2007	% Change	2006	2007	% Change
Nevada Segment:
Tahoe Horizon	$9,804	$9,994	1.9%	$27,392	$27,952	2.0%
MontBleu	15,678	13,169	(16.0%)	42,570	37,490	(11.9%)
River Palms	10,970	10,663	(2.8%)	32,162	31,977	(0.6%)
Tropicana Express(1)	—	22,598	N/A	—	57,238	N/A

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2007	% Change	2006	2007	% Change
Total Nevada	36,452	56,424	54.8%	102,124	154,657	51.4%
Mississippi River Basin Segment:
Lighthouse Point	3,901	4,697	20.4%	12,907	14,117	9.4%
Belle of Baton Rouge	20,078	17,133	(14.7%)	56,705	53,730	(5.2%)
Casino Aztar Evansville(1)	—	28,613	N/A	—	84,584	N/A

Total Mississippi River Basin	23,979	50,443	110.4%	69,612	152,431	119.0%
Tropicana Atlantic City(1)	—	98,251	N/A	—	260,655	N/A
Tropicana Las Vegas(1)	—	32,036	N/A	—	91,089	N/A
Other	1,296	(1,430)	N/A	2,561	10,404	N/A

Total	$61,727	$235,724	281.9%	$174,297	$669,236	284.0%

Net operating expense for casinos held for the entire period	$61,727	$54,226	(12.2%)	$174,297	$175,670	0.8%

(1)	Reflects results since January 3, 2007 acquisition.
Net Operating Income (Loss) For the Three Months Ending September 30, 2006 and 2007:

	2006		2007
					Amount
	Amount	Margin %	Amount	Margin %	Change %
Nevada Segment:
Tahoe Horizon	$5,256	34.9%	$3,191	24.2%	(39.3)%
MontBleu	1,794	10.3%	3,704	22.0%	106.5%
River Palms	1,301	10.5%	1,317	11.0%	1.2%
Tropicana Express(1)	—	N/A	(1,314)	(6.2%)	N/A

Total Nevada	8,351	18.6%	6,898	10.9%	(17.4%)
Mississippi River Basin Segment:
Lighthouse Point	2,087	35.2%	3,034	39.2%	45.4%
Belle of Baton Rouge	6,502	24.5%	5,158	23.1%	(20.7%)
Casino Aztar Evansville(1)	—	N/A	4,026	12.3%	N/A

Total Mississippi River Basin	8,589	26.4%	12,218	19.5%	42.3%
Tropicana Atlantic City(1)	—	N/A	19,371	16.5%	N/A
Tropicana Las Vegas(1)	—	N/A	5,372	14.4%	N/A
Minority interest net income of consolidated subsidiaries	(636)	N/A	(1,160)	N/A	82.4%
Other	(1,296)	N/A	1,451	N/A	212.0%

Total	$15,008	19.4%	$44,150	15.7%	194.2%

Net operating income for casinos held for the entire period	$15,008	19.4%	$16,695	23.2%	11.2%

(1)	Reflects results since January 3, 2007 acquisition.
Net Operating Income For the Nine Months Ending September 30, 2006 and 2007:

	2006		2007
					Amount
	Amount	Margin %	Amount	Margin %	Change %
Nevada Segment:
Tahoe Horizon	$7,632	21.8%	$4,026	12.6%	(47.2%)
MontBleu	(3,612)	(9.3%)	4,276	10.2%	218.4%
River Palms	8,330	20.5%	7,192	18.4%	(13.7%)
Tropicana Express(1)	—	N/A	10,484	15.5%	N/A

Total Nevada	12,350	10.8%	25,978	14.4%	110.3%
Mississippi River Basin Segment:

	2006		2007
					Amount
	Amount	Margin %	Amount	Margin %	Change %
Lighthouse Point	8,476	39.7%	9,125	39.3%	7.7%
Belle of Baton Rouge	32,591	36.5%	22,080	29.1%	(32.3%)
Casino Aztar Evansville(1)	—	N/A	15,170	15.2%	N/A

Total Mississippi River Basin	41,067	37.1%	46,375	23.3%	12.9%
Tropicana Atlantic City(1)	—	N/A	74,949	22.3%	N/A
Tropicana Las Vegas(1)	—	N/A	28,727	24.0%	N/A
Minority interest net income of consolidated subsidiaries	(2,386)	N/A	(3,477)	N/A	45.7%
Other	(2,561)	N/A	(10,175)	N/A	(297.3%)

Total	$48,470	21.5%	$162,377	19.4%	235.0%

Net operating income for casinos held for the entire period	$48,470	21.5%	$33,047	15.6%	(31.8%)

(1)	Reflects results since January 3, 2007 acquisition.
Reconciliation of Net Operating Income to Net Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net operating income	$15,008	$44,150	$48,470	$162,377
Interest income	457	4,772	1,343	11,255
Interest expense	(15,445)	(65,558)	(23,455)	(179,636)
Loss from early extinguishment of debt	—	—	—	(2,799)
Income tax benefit (expense), net	—	(4,258)	—	380,509
Discontinued operations, casinos to be transferred	5,411	—	3,314	—

Net income (loss)	$5,431	$(20,894)	$29,672	$371,706

Tropicana Entertainment’s Three Months Ended September 30, 2007 Compared to Tropicana Casinos and Resorts’ Three Months Ended September 30, 2006
     On January 3, 2007, the acquisition of Aztar was consummated and Aztar became a wholly-owned subsidiary of Tropicana Entertainment. The acquisition of Aztar added four casino properties located in Nevada, New Jersey and Indiana to the holdings of Tropicana Entertainment and significantly increased the revenues of Tropicana Entertainment as compared to the revenues recorded by Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent and predecessor, in the periods preceding the acquisition of Aztar. As a result of the acquisition of Aztar, Tropicana Express was added to the Nevada reporting segment, Casino Aztar Evansville was added to the Mississippi River Basin reporting segment and Tropicana Atlantic City and Tropicana Las Vegas each became independent reporting segments. In addition, Tropicana Entertainment incurred significant new borrowings in order to finance the acquisition of Aztar. Accordingly, Tropicana Entertainment’s interest expense in periods following the acquisition has been, and will continue to be, significantly higher than the historical interest expense of Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent and predecessor.
     Results of operations in this section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations are reported by comparing the financial performance of Tropicana Entertainment, or its individual reporting segments, in the three months ended September 30, 2007 to the financial performance of Tropicana Casinos and Resorts, or its individual reporting segments, in the three months ended September 30, 2006.
     Net operating revenue increased by 263.2%. Operating expenses increased by 281.9%. Correspondingly, operating income increased by 194.2%. These period over period increases in net operating revenue and expense resulted principally from the acquisition of Aztar in January 2007. The effect of the acquisition of Aztar on the period over period performance of the individual operating segments is described in greater detail below.
     Net income decreased $26.3 million, which principally reflects the effect of several items: Significant additional indebtedness incurred in connection with the Aztar acquisition resulted in an increase of 324.5% in period over period interest expense, which was partially offset by a period over period increase of $4.3 million in interest income resulting from the increased operating cash Tropicana Entertainment keeps on hand in light of the larger scale of its operations following the Aztar acquisition. In addition, in the three months ended September 30, 2007, income tax expense of $4.3 million was recorded as a consequence of an adjustment resulting from a New Jersey income tax imposed on Sub-Chapter S corporations (despite their pass-through status for federal income tax purposes), increases to federal income tax reserves and adjustments to previously written off deferred taxes relating to revisions to the allocation of the purchase price for the Aztar acquisition, which resulted from updated appraisal information received during the quarter.
     Net operating revenues for the casino properties that Tropicana Entertainment owned and operated at September 30, 2007 and Tropicana Casinos and Resorts owned and operated at September 30, 2006 (which are referred to as “same store” properties) declined by 6.8%. Comparisons of same store results for each of the operating segments during both periods are set forth in greater detail below.
 Nevada Properties
     Principally as a result of the inclusion of the newly acquired Tropicana Express in Laughlin, Nevada in the Nevada segment following its acquisition, net operating revenues for the Nevada properties increased by 41.2%. However, in part for the reasons that follow, net revenues for same store Nevada properties declined 6.3% period over period. Our casinos in the Laughlin market experienced intense competition from the Aquarius Casino Resort, a competing casino resort that was recently acquired and renovated and which is seeking to gain market share through heightened promotional spending. This increased competition has put pressure on revenue levels and encouraged increased promotional expenditures at our properties in the Laughlin market.
     Operating expenses at the Nevada properties increased by 54.8% due to the addition of the recently acquired Tropicana Express to the segment. Operating expenses for same store casinos decreased by 7.2% period over period, roughly in line with the decline in period over period same store revenues. We also achieved reductions in period over period operating costs through payroll cost containment and the introduction of our enterprise-wide operating standards at the Tropicana Express property. In conjunction with the acquisition of Aztar and the implementation of these standards, Tropicana Express incurred approximately $2.1 million in transition and termination costs during the period beginning January 3, 2007 and concluding September 30, 2007.
     As a result of the factors explained above, net operating income decreased by 17.4%. This decrease is mainly attributable to the addition to our Nevada segment of Tropicana Express, which experienced an operating loss of $1.3 million for the quarter due, in part, to an updated purchase price appraisal of its assets, which resulted in higher depreciable assets as of the purchase date of January 3, 2007. Operating income for same store properties was down by 1.7%.
 Mississippi River Basin Properties
     Principally as a result of the inclusion of the results of the recently acquired Casino Aztar Evansville in the Mississippi River Basin segment following its acquisition, net operating revenue for the Mississippi River Basin properties increased by 92.7%. However, operating revenues of same store casinos in the Mississippi River Basin segment declined by 7.7%. This included a period over period decrease of 16.1% in operating revenues at the Belle of Baton Rouge resulting, in part, from the expiration of a lease for a parking lot near the entrance to the casino. The expiration of the lease reduced the number of parking spaces available to patrons, making access to the casino less convenient and resulting in a temporary loss of casino customers. A new parking structure is currently being constructed near the property in order to replace the lost parking spaces and add additional parking capacity at the Belle of Baton Rouge. The new parking structure is expected to be completed in the beginning of the second quarter of 2008. Operating revenues at the Baton Rouge property were also adversely affected by the re-opening of casino properties along the Gulf Coast and the return to that region from the Baton Rouge area of a portion of the population displaced following Hurricane Katrina in August 2005. The period over period decline in operating revenues at the Belle of Baton Rouge was partially offset by an increase in the period over period operating revenues of the Lighthouse Point due, in part, to renovation work underway at Bayou Caddy’s Jubilee Casino (“Jubilee Casino”), the only other casino presently operating in the Greenville market (and an Affiliate Guarantor), which has somewhat disrupted that casino’s operations. The renovation work at the Jubilee Casino, which is expected to be completed during the fourth quarter of 2007, and renovations planned to be undertaken at the Lighthouse Point in the fourth quarter of 2007, are intended to position the two properties to compete more effectively with Harlow’s Casino Resort, which opened near Greenville in November 2007.

     Operating expenses for the Mississippi River Basin properties increased by 110.4% due primarily to the acquisition of the Casino Aztar Evansville. However, operating expenses for same store Mississippi River Basin casinos decreased 9.0% period over period. The period over period ratio of operating expenses to net revenues at the same store Mississippi River Basin casinos increased from 26.4% to 27.3% due to increased insurance costs recorded following Hurricane Katrina and increased promotional costs incurred at such properties in an effort to strengthen market share in an acutely competitive operating environment.
     As a result of the factors discussed above, net operating income for the Mississippi River Basin properties increased by 42.3% and operating income for the same store Mississippi River Basin properties decreased by 4.6%.
 Tropicana Atlantic City
     As a result of the acquisition of Aztar, the Tropicana Atlantic City became a separate reporting segment. The Tropicana Atlantic City recorded net operating revenue and net operating expense, respectively, of $117.6 million and $98.3 million for the three months ended September 30, 2007. Operating income at the Tropicana Atlantic City was $19.4 million for the three months ended September 30, 2007. The Tropicana Atlantic City experienced significant competitive pressure from gaming operations recently opened in Pennsylvania and New York, which are vying aggressively for traditional Atlantic City customers residing in New Jersey, Pennsylvania and New York, especially customers that historically have taken day bus trips to Atlantic City from these areas. Competitive pressure was particularly keenly felt in the performance of the property’s slot gaming offerings.
     In addition, increased promotional spending by our competitors in the Atlantic City market adversely affected revenues for the quarter. Offsetting this downward effect on net operating revenues, we continued the implementation of our planned operating standards at this property, which were designed to improve operating efficiencies and lower operating costs. In addition, during the three months ended September 30, 2007, the Tropicana Atlantic City realized a net gain of $10.4 million relating to insurance recoveries arising out of the 2003 construction accident on the site of the property, which gain was net of defense and other costs.
      Tropicana Las Vegas
     As a result of the acquisition of Aztar, Tropicana Las Vegas became a separate reporting segment. Tropicana Las Vegas recorded net operating revenue and net operating expense, respectively, of $37.4 million and $32.0 million for the three months ended September 30, 2007. Operating income at the Tropicana Las Vegas was $5.4 million for the three months ended September 30, 2007. We have introduced new operational standards at the property to more closely align its operations with our enterprise-wide standards. The new operational standards implemented include adjustments to staffing levels that have achieved more efficient and cost-effective operations. Tropicana Las Vegas experienced a lower operating margin during the three months ended September 30, 2007 as compared to the period between January 3, 2007 and September 30, 2007 due mainly to an updated purchase price appraisal of its assets, which resulted in higher depreciable assets as of the January 3, 2007 date on which Aztar was acquired.
Tropicana Entertainment’s Nine Months Ended September 30, 2007 Compared to Tropicana Casinos and Resorts’ Nine Months Ended September 30, 2006
     Results of operations in this section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations are reported by comparing the financial performance of Tropicana Entertainment, or its individual reporting segments, in the nine months ended September 30, 2007 to the financial performance of Tropicana Casinos and Resorts, or its individual reporting segments, in the nine months ended September 30, 2006. Results for the acquired Aztar properties reflect the operating performance of such properties during the period from January 3, 2007 through September 30, 2007.
     Net operating revenue increased by 270.9%. Operating expenses increased by 284.0%. Correspondingly, net operating income increased by 235.0%. These period over period increases in net operating revenue and expense resulted principally from the acquisition of Aztar in January 2007. The effect of the acquisition of Aztar on the period over period performance of the individual operating segments is described in greater detail below.
     Net income increased by $342.0 million. This period over period increase in net income principally reflects the effect of several items: In the second quarter of 2007, Tropicana Entertainment elected Sub-Chapter S status for Federal Income Tax purposes for the Aztar entities it acquired. This resulted in a one-time credit of $399.1 million to income tax expense. However, period over period income tax expense increased as a consequence of an adjustment resulting from a New Jersey income tax imposed on Sub-Chapter S corporations (despite their pass-through status for federal income tax purposes), increases to federal income tax reserves, and adjustments to previously written off deferred taxes relating to revisions to the allocation of the purchase price for the Aztar acquisition, which resulted from updated appraisal information received during the quarter. As a result, the net benefit of the Sub-Chapter S status election in the nine months ended September 30, 2007 was $380.5 million. In addition, during the second quarter, Tropicana Entertainment settled lawsuits arising out of the collapse of a garage at its Atlantic City property, recording net settlement proceeds of $24.5 million as a result. Significant additional indebtedness incurred in connection with the Aztar acquisition produced an increase of $156.2 million, or 665.9%, in period over period interest expense, which was partially offset by a period over period increase of $9.9 million in interest income resulting from the increased operating cash Tropicana Entertainment keeps on hand in light of the larger scale of its operations following the Aztar acquisition.
     Net operating revenues for same store properties declined by 5.8%. Comparisons of same store results for each of the operating segments during both periods are set forth in greater detail below.
   Nevada Properties
     Principally as a result of the inclusion of the newly acquired Tropicana Express in Laughlin, Nevada in the Nevada properties segment following its acquisition, net operating revenue for the Nevada properties increased 57.7%. Net operating revenue for the Tropicana Express was $67.7 million in the nine months ended September 30, 2007. As in the case of our River Palms property, which is also located in the Laughlin market, the Tropicana Express experienced intense competition from the Aquarius Casino Resort, which was recently acquired and renovated and which is seeking to gain market share through heightened promotional activity. This increased competition put pressure on revenue levels and encouraged increased promotional expenditures at the Tropicana Express. Partially offsetting this effect on net operating revenues, we have reduced operating costs at the Tropicana Express, principally through payroll cost reductions as a result of the introduction of our enterprise-wide operating standards at the property. In conjunction with the acquisition of Aztar and the implementation of these standards, Tropicana Express incurred approximately $2.1 million in transition and termination costs during the period beginning January 3, 2007 and concluding September 30, 2007.
     Despite the increase in net operating revenue for the Nevada properties overall, in part for the reasons that follow, net operating revenue decreased at the same store Nevada properties by 1.4%. During 2007 in the Lake Tahoe area summer wildfires and an unusually dry winter causing poor skiing conditions combined to cause a decline in visitors to the region. As a result, the period over period net operating revenues at the Tahoe Horizon declined by 8.7%. A 3.4% decrease in period over period net operating revenues at the River Palms were a result, in part, of reduced market share due to increased marketing efforts and promotional spending by the Aquarius Casino Resort, a newly acquired and remodeled competitor in the Laughlin market. The decreases in period over period revenue at the Tahoe Horizon and the River Palms were partially offset by the performance of the MontBleu, which produced an increase in period over period net revenue of 7.2% due primarily to the completion of major renovations at the property in June 2006. During the nine months ended September 30, 2006, the MontBleu experienced disruptions relating to ongoing construction at the property, while the nine months ended September 30, 2007 benefited from the effects of a completely renovated casino space as well as the introduction of updated restaurant and spa amenities at the property.
     Operating expenses at the Nevada properties increased by 51.4% due primarily to the addition of the recently acquired Tropicana Express to the segment. By contrast, period over period operating expenses at the same store Nevada properties decreased by 4.6%, mainly driven by the results of the MontBleu. The MontBleu’s period over period expenses decreased by 11.9%, principally as a result of a reduction in labor costs and a decline in advertising, promotional and entertainment spending from its heightened level in the 2006 period when such spending included grand re-opening and re-branding promotions as well as higher advertising expenses.
     As a result of the factors discussed above, in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, net operating income for the Nevada properties increased by 110.3% and net operating income for the same store Nevada properties increased by 25.5%.
   Mississippi River Basin Properties
     Principally as a result of the inclusion of the recently acquired Casino Aztar Evansville in the Mississippi River Basin segment, net operating revenue for the Mississippi River Basin properties increased by 79.7%. In the period beginning January 3, 2007 and concluding September 30, 2007, net operating revenue for the Casino Aztar Evansville in Evansville, Indiana was $99.8 million and net operating income was $15.2 million. Revenues and net operating income at this property were adversely affected during the period by the introduction of a new competing gaming property, the French Lick Casino Resort, in French Lick, Indiana, which commenced operations during the fourth quarter of 2006. The opening at the Casino Aztar Evansville in the fourth quarter of 2006 of additional dining and entertainment venues and a new 96-room boutique hotel has helped to offset some of the loss in business attributable to the operations of the competing property in French Lick, Indiana. In addition, Casino Aztar Evansville’s results have benefited from labor cost savings arising out of the implementation of our enterprise-wide operational standards at the property following its acquisition.
     Despite the increase in net operating revenue for the Mississippi River Basin properties overall, period over period operating revenue at the same store Mississippi River Basin properties declined by 10.5%, mainly due to the performance of the Belle of Baton Rouge, which recorded a 15.1% decline in period over period operating revenue resulting, in part, from the expiration of a lease for a parking lot near the entrance to the casino. The expiration of the lease has reduced the number of parking spaces available to patrons, making access to the casino less convenient and resulting in a temporary loss of casino customers. A new parking structure is currently being constructed near the property in order to replace the lost parking spaces and add additional parking capacity at the Belle of Baton Rouge. The new parking structure is expected to be completed in the beginning of the second quarter of 2008. Operating revenues at the Baton Rouge property were also adversely affected by the re-opening of casino properties along the Gulf Coast and the return to that region from the Baton Rouge area of a portion of the population displaced following Hurricane Katrina in August 2005.
     The period over period decline in operating revenues at the Belle of Baton Rouge was partially offset by a period over period increase of 9.0% in the net operating revenues of the Lighthouse Point due, in part, to renovation work underway at the Jubilee Casino, the only other casino presently operating in the Greenville market (and an Affiliate Guarantor), which has somewhat disrupted that casino’s operations. The renovation work at the Jubilee Casino, which is expected to be completed during the fourth quarter of 2007, and renovations planned to be undertaken at the Lighthouse Point in the fourth quarter of 2007, are intended to position the two properties to compete more effectively with Harlow’s Casino Resort, which opened near Greenville in November 2007.
     Operating expenses at the Mississippi River Basin properties increased by 119.0% due primarily to the addition to the segment of the recently acquired Casino Aztar Evansville. Period over period operating expenses decreased by 2.5% at the same store Mississippi River Basin properties, which decrease diverged considerably from the 10.5% period over period decrease in net operating revenues at the same store Mississippi River Basin properties. This divergence resulted, in part, from the fact that when operating expenses are compared to net operating revenues, the Belle of Baton Rouge’s period over period margin decreased from 36.5% to 29.1% due to higher insurance rates charged by insurance carriers following Hurricane Katrina, higher advertising and promotional expenses resulting from increased competition and the effect of spreading fixed costs over lower revenues during the period.
     As a result of the factors discussed above, in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, operating income for the Mississippi River Basin segment increased by 12.9% and operating income for the Mississippi River Basin same store properties decreased by 24.0%.
   Tropicana Atlantic City
     As a result of the acquisition of Aztar, Tropicana Atlantic City became a separate reporting segment. Tropicana Atlantic City recorded net operating revenue of $335.6 million and net operating expense of $260.7 million during the period beginning January 3, 2007 and concluding September 30, 2007. Operating income at Tropicana Atlantic City was $74.9 million during the period beginning January 3, 2007 and concluding September 30, 2007. The Tropicana Atlantic City experienced significant competitive pressure from gaming operations recently opened in Pennsylvania and New York, which are vying aggressively for traditional Atlantic City customers residing in New Jersey, Pennsylvania and New York, especially customers that historically have taken day bus trips to Atlantic City from these areas. Competitive pressure was particularly felt in the performance of the property’s slot gaming offerings.
     In addition, increased promotional spending by our competitors in the Atlantic City market coupled with disruptions to our operations at the Tropicana Atlantic City as a result of construction we were undertaking in the first and second quarters of 2007 in our casino and hotel adversely affected revenues for the period. Offsetting this downward effect on net operating revenues, we began the implementation of our planned operating standards at this property, which were designed to improve operating efficiencies and lower operating costs. In conjunction with the acquisition of the property and the implementation of these standards, the Tropicana Atlantic City incurred approximately $1.1 million in transition and termination payments during the period. In the period beginning January 3, 2007 and concluding September 30, 2007, Tropicana Atlantic City realized a gain of $24.5 million related to insurance recoveries arising out of the 2003 construction accident on the site of the property, which gain was net of defense and other costs.

   Tropicana Las Vegas
     As a result of the acquisition of Aztar, Tropicana Las Vegas became a separate reporting segment. Tropicana Las Vegas recorded net operating revenue and net operating expense, respectively, of $119.8 million and $91.1 million in the period beginning January 3, 2007 and concluding September 30, 2007. Operating income at the Tropicana Las Vegas was $28.7 million in the period beginning January 3, 2007 and concluding September 30, 2007. We have introduced new operational standards at the property to more closely align its operations with our enterprise-wide standards. The new operational standards implemented include adjustments to staffing levels that have achieved more efficient and cost-effective operations.
Liquidity and Capital Resources
   Overview
     Historically, Tropicana Entertainment’s cash flows generated by operations have generally been used to fund reinvestment in existing properties for both refurbishment and expansion projects, to pursue additional growth opportunities and to make interest payments and scheduled and voluntary amortization payments in respect of indebtedness. Tropicana Entertainment has supplemented the cash flows generated by its operations with liquidity provided by financing activities, particularly the incurrence of indebtedness and loans from the Affiliate Guarantors.
     Tropicana Casinos and Resorts’ net cash provided by operating activities for the nine months ended September 30, 2006 was $55.7 million. Cash generated by operations was used for reinvestment in existing properties, a deposit in connection with the Aztar acquisition, interest payments on outstanding indebtedness and dividends and distributions to Tropicana Casinos and Resorts’ sole stockholder and certain minority interest holders in Tropicana Casinos and Resorts’ subsidiaries. Tropicana Casinos and Resorts supplemented its cash flows from operations during the period with income from investing activities. Tropicana Entertainment’s net cash provided by operating activities for the nine months ended September 30, 2007 was $108.5 million. Due to the acquisition of Aztar, Tropicana Entertainment generated significantly more cash from operating activities in the nine months ended September 30, 2007 than Tropicana Casinos and Resorts produced in the nine months ended September 30, 2006. Tropicana Entertainment used cash produced by operating activities to reinvest in existing properties and make interest payments on outstanding indebtedness, among other things. Tropicana Entertainment supplemented its cash flows from operations during the period with income from investing activities.
     Tropicana Casinos and Resorts’ cash used in investing activities totaled $349.2 million for the nine months ended September 30, 2006, which consisted of $33.4 million for net additions to property and equipment and $315.8 million for a deposit made in connection with the acquisition of Aztar and other costs relating to the acquisition. Tropicana Entertainment’s cash used in investing activities totaled $1,272.1 million for the nine months ended September 30, 2007, which consisted of $59.9 million for net additions to property and equipment and $1,212.2 million in connection with the acquisition of Aztar and related costs.
     Tropicana Casinos and Resorts’ net proceeds received from financing activities in the nine months ended September 30, 2006 totaled $297.5 million, which included notes and advances from related parties totaling $313.3 million used to fund the deposit made in connection with the Aztar acquisition. Tropicana Casinos and Resorts’ other financing activities during the period included distributions to Tropicana Casinos and Resorts’ sole stockholder and certain minority interest holders in one of Tropicana Casinos and Resorts’ subsidiaries of $12.4 million and repayments of debt in the amount of $3.4 million. Tropicana Entertainment’s net proceeds derived from financing activities totaled $1,243.3 million for the nine months ended September 30, 2007. Financing activities included notes and advances from related parties of $30.4 million, long term debt incurred net of related costs of $1,871.5 million and capital contributions made by Tropicana Entertainment’s sole member of $441.6 million. Tropicana Entertainment directed $1,088.4 million of the gross proceeds of its financing activities during the period to the repayment of long-term debt, while another $11.8 million was made up of cash retained by predecessor and distributions to certain minority interest holders in one of its subsidiaries.
     One of Tropicana Entertainment’s chief historical and expected future sources of liquidity is its senior secured credit facility (the “Credit Facility”). As of September 30, 2007, Tropicana Entertainment was in compliance with the financial maintenance covenants contained in the Credit Facility. However, depending on its future results, management cannot assure that Tropicana Entertainment will be in compliance with the financial maintenance covenants contained in the Credit Facility as of December 31, 2007, absent additional capital contributions by its owner or additional repayments of debt prior to December 31, 2007. Accordingly, Tropicana Entertainment has begun the process of seeking to amend certain terms contained in the Credit Facility in order to prevent the occurrence of an event of default thereunder in future periods. There can be no assurance that the lenders under the Credit Facility will agree to amend the Credit Facility in the manner sought by Tropicana Entertainment on terms acceptable to it, or at all. As a result, it is possible that Tropicana Entertainment will not be in compliance with the financial maintenance covenants contained in the

Credit Facility in future periods, which would result in an event of default under the Credit Facility. If such an event of default occurs, there can be no assurance that the lenders under the Credit Facility will grant Tropicana Entertainment a waiver on terms acceptable to it, or at all. Among other things, such lenders may seek to increase the interest rate margin applicable to the Credit Facility as a condition to agreeing to grant Tropicana Entertainment a waiver of the event of default, which, if agreed to, could adversely affect Tropicana Entertainment’s liquidity by increasing the cost of its debt service obligations. If an event of default occurs under the Credit Facility as a result of Tropicana Entertainment’s inability to comply with the financial maintenance covenants contained in such agreement, upon due notice to it under the terms of the Credit Facility, among other things, the unpaid principal amount of and accrued interest on the loans and all other obligations under the Credit Facility would immediately become due and payable. Moreover, in the event that the Credit Facility is accelerated, there can be no assurance that Tropicana Entertainment will be able to refinance it on acceptable terms, or at all. As a result, if an event of default under the Credit Facility occurs and results in an acceleration of the Credit Facility, a material adverse effect on Tropicana Entertainment’s liquidity could occur as a consequence. Please see “Part II. Other Information—Item 1A. Risk Factors—We are currently in compliance with the financial maintenance covenants contained in the Credit Facility, however, depending on our future results and absent additional capital contributions by our owner or additional repayments of debt prior to December 31, 2007, there can be no assurance that we will be in compliance with such financial maintenance covenants in future periods, which would result in an event of default under the Credit Facility.”
     Certain costs incurred in connection with the acquisition of Aztar are tax-deductible, including, among other things, expenditures associated with the exercise of stock options which were treated as employee compensation for tax purposes, payment of deferred compensation to executive officers of Aztar, and certain separation payments. Accordingly, subject to applicable statutory limitations, these costs produced favorable income tax attributes that Aztar will utilize in 2007 and carry back to its 2006 federal and state income tax returns as well. We estimate that the tax benefits resulting from tax-deductible expenditures in connection with the acquisition of Aztar will result in total federal and state income tax refunds of approximately $32.3 million in 2007 and 2008. of which $8 million was received in the fourth quarter of 2007.
   Retirement of Credit Facility
     Tropicana Casinos and Resorts maintained a $250.0 million credit facility (the “Old TCR Credit Facility”) consisting of a Term Loan A in an aggregate principal amount of $100.0 million, of which $96.9 million was outstanding as of December 31, 2006; a Term Loan B in an aggregate principal amount of $100.0 million, of which $98.8 million was outstanding as of December 31, 2006; and a revolving loan in an aggregate principal amount of up to $50.0 million, which was not drawn at December 31, 2006. All amounts outstanding under the Old TCR Credit Facility were repaid on January 3, 2007.
   Additional Sources and Uses of Cash
     Use of Cash for the Acquisition of Aztar. On January 3, 2007, affiliates of Tropicana Entertainment acquired all of the outstanding equity interests in Aztar for approximately $2.1 billion in cash.
     Substantially concurrently with the consummation of the acquisition of Aztar, Tropicana Entertainment caused Aztar to call for redemption its $300.0 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2014 and $175.0 million aggregate principal amount of 9% senior subordinated Notes due 2011 (collectively, “Aztar Notes”) by irrevocably depositing with the trustees for such Aztar Notes amounts sufficient to pay and discharge the entire indebtedness outstanding under such series of Aztar Notes, including principal, premium and liquidated damages, if any, and accrued interest to February 2, 2007, the date on which such series of Aztar Notes were redeemed. In addition, on January 3, 2007, Tropicana Entertainment caused Aztar to repay in full all outstanding term loans and revolving loans, together with interest and all other amounts due in connection with such repayment, under Aztar’s then outstanding credit agreement. The credit agreement was comprised of a $675 million Credit Facility consisting of a five-year revolving credit facility of up to $550 million and a five-year term loan facility of $125 million.
     Indebtedness. Tropicana Entertainment financed the Aztar acquisition, the refinancing of Aztar’s indebtedness outstanding prior to its acquisition, and the retirement of Aztar’s then outstanding credit facility and certain additional indebtedness with:
•	Net proceeds derived from the offering of $960.0 million in aggregate principal amount of the Notes. The Notes mature on December 15, 2014. The Notes accrue interest at a rate of 9 5/8% per annum, which is payable semi-annually in arrears on June 15 and December 15. The Indenture contains covenants that limit, subject to certain exceptions, the ability of Tropicana Entertainment and the Guarantors (as defined below) to, among other things, incur debt, declare certain dividends or make certain distributions, repay certain indebtedness, make loans or other investments, merge, consolidate or sell substantially all of its property or business, enter into transactions with affiliates (which are not Guarantors), cause their subsidiaries to pay certain dividends or make certain distributions or enter into a new line of business.

No principal payments are due on the Notes until their maturity, however, in the event that the indebtedness under the Credit Facility is accelerated following the occurrence of an event of default thereunder, the indebtedness under the Notes could also be accelerated.

•	The Credit Facility, which was made available to Tropicana Entertainment on January 3, 2007 and provided for $1,530.0 million in aggregate principal amount of term loans, $229.8 million in aggregate principal amount of which we have since repaid resulting in $1,300.2 million in aggregate principal amount of such term loans presently being outstanding, and a $180.0 million revolving credit facility under which we have approximately $170.3 million in additional availability, net of approximately $9.7 million of outstanding letters of credit, each of which is scheduled to mature on January 3, 2012. The interest rates per annum applicable to the loans are currently, at our option, an adjusted LIBOR rate plus an applicable margin of 2.25% or an alternate base rate plus an applicable margin of 1.50%, and in the case of the revolving credit facility will vary according to our Leverage Ratio (as such term is defined in the Credit Facility) during the term of the revolving credit facility. However, Tropicana Entertainment has entered into swap agreements in the amount of $1.0 billion, which effectively fix at 5.00% per annum the LIBOR rate applicable to $1.0 billion of the indebtedness incurred under the Credit Facility. The Credit Facility contains covenants that limit, subject to certain exceptions, the ability of Tropicana Entertainment and the Guarantors to, among other things, incur debt, declare certain dividends or make certain distributions, repay certain indebtedness, incur liens or other encumbrances, make loans or other investments, merge, consolidate or sell substantially all of its property or business, make capital expenditures above certain prescribed levels during any fiscal year, enter into transactions with affiliates (which are not Guarantors), cause its subsidiaries to pay certain dividends or make certain distributions, amend debt or other material agreements or enter into a new line of business. The Credit Facility also requires Tropicana Entertainment to comply with certain financial covenants, including a maximum Leverage Ratio and a minimum interest coverage ratio which will become more restrictive over time.

As of September 30, 2007, Tropicana Entertainment was in compliance with the financial maintenance covenants contained in the Credit Facility. However, depending on its future results, management cannot assure that Tropicana Entertainment will be in compliance with the financial maintenance covenants contained in the Credit Facility as of December 31, 2007, absent additional capital contributions by its owner or additional repayments of debt prior to December 31, 2007. Accordingly, Tropicana Entertainment has begun the process of seeking to amend certain terms contained in the Credit Facility in order to prevent the occurrence of an event of default thereunder in future periods. There can be no assurance that the lenders under the Credit Facility will agree to amend the Credit Facility in the manner sought by Tropicana Entertainment on terms acceptable to it, or at all. As a result, it is possible that Tropicana Entertainment will not be in compliance with the financial maintenance covenants contained in the Credit Facility in future periods, which would result in an event of default under the Credit Facility. If such an event of default occurs, there can be no assurance that the lenders under the Credit Facility will grant Tropicana Entertainment a waiver on terms acceptable to it, or at all. Among other things, such lenders may seek to increase the interest rate margin applicable to the Credit Facility as a condition to agreeing to grant Tropicana Entertainment a waiver of the event of default, which, if agreed to, could adversely affect Tropicana Entertainment’s liquidity by increasing the cost of its debt service obligations. If an event of default occurs under the Credit Facility as a result of Tropicana Entertainment’s inability to comply with the financial maintenance covenants contained in such agreement, upon due notice to it under the terms of the Credit Facility, among other things, the unpaid principal amount of and accrued interest on the loans and all other obligations under the Credit Facility would immediately become due and payable. The occurrence of any acceleration of indebtedness due under the Credit Facility would constitute an event of default under the Las Vegas Term Loan (as defined below) and the Indenture, thereby enabling the lenders and noteholders thereunder to accelerate the indebtedness under the Las Vegas Term Loan and the Notes, respectively. Moreover, in the event that such indebtedness is accelerated, there can be no assurance that Tropicana Entertainment will be able to refinance it on acceptable terms, or at all. As a result, if an event of default under the Credit Facility occurs and results in an acceleration of the Credit Facility, a material adverse effect on Tropicana Entertainment’s liquidity could occur as a consequence. Please see “Part II. Other Information—Item 1A. Risk Factors—We are currently in compliance with the financial maintenance covenants contained in the Credit Facility, however, depending on our future results and absent additional capital contributions by our owner or additional repayments of debt prior to December 31, 2007, there can be no assurance that we will be in compliance with such financial maintenance covenants in future periods, which would result in an event of default under the Credit Facility.”

•	A senior secured credit facility in an aggregate principal amount of $440.0 million (the “Las Vegas Term Loan”), which was made available to Tropicana Las Vegas Casino and Resort, LLC (the “Las Vegas Borrower”) on January 3, 2007, a newly formed indirect subsidiary of Tropicana Entertainment that indirectly holds the assets and operations relating to the Tropicana Las Vegas, which is not part of the “restricted group” under the Indenture or the Credit Facility and whose operating results do not support debt service obligations under the Notes or the Credit Facility. The initial term of the Las Vegas Term Loan concludes on July 3, 2008. Accordingly, the $440.0 million in aggregate principal amount outstanding under the Las Vegas

Term Loan is classified as “current portion, long-term debt” in the “Current Liabilities” section of Tropicana Entertainment’s unaudited interim condensed consolidated balance sheets. The Las Vegas Term Loan affords the Las Vegas Borrower two six month options to extend the term of such loan, however, the company may not be permitted to exercise these options if an event of default has occurred under the Credit Facility, as discussed above. The interest rates per annum applicable to the Las Vegas Term Loan are, at the Las Vegas Borrower’s option, an adjusted LIBOR rate plus an applicable margin of 2.25% or an alternate base rate plus an applicable margin of 1.50%. However, the Las Vegas Borrower has entered into a swap agreement in the amount of $440 million, which effectively fixes at 5.10% per annum the LIBOR rate applicable to the entire balance outstanding under the Las Vegas Term Loan. The Las Vegas Term Loan contains covenants that, subject to certain exceptions, limit the Las Vegas Borrower’s ability to, among other things, incur debt, declare certain dividends on, redeem or repurchase its capital stock generally, repay certain outstanding indebtedness, incur liens or other encumbrances, make loans or other investments, merge, consolidate or sell substantially all its property or business, make certain capital expenditures, cause its subsidiaries to pay certain dividends or make certain distributions and amend debt or other material agreements. The Las Vegas Term Loan also requires the Las Vegas Borrower to comply with certain financial covenants, including a maximum ratio of total indebtedness to the appraised value of the property located on the Las Vegas “Strip” of 60%, and maximum capital expenditure amounts.

No principal payments are due under the Las Vegas Term Loan until its maturity, however, in the event that the indebtedness under the Credit Facility is accelerated following the occurrence of an event of default thereunder, the indebtedness under the Las Vegas Term Loan could also be accelerated.

•	The approximately $241.8 million remaining of a $313.0 million deposit plus accrued interest made by Columbia Sussex on behalf of Tropicana Casinos and Resorts into a custodial account upon the execution of the merger agreement with respect to the acquisition of Aztar.

•	Cash-on-hand of ours and Aztar.

•	An additional equity contribution of approximately $152.0 million from Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent.
     The Notes and the indebtedness under the Credit Facility are guaranteed, jointly and severally, by certain of Tropicana Entertainment’s existing and future domestic subsidiaries as well as by the Affiliate Guarantors (collectively, the “Guarantors”). Neither the Notes nor the Credit Facility are guaranteed by Greenville Riverboat, LLC, a direct subsidiary of Tropicana Entertainment that it does not wholly own, although Greenville Riverboat, LLC is subject to the restrictive covenants contained in the Indenture and the credit documentation governing the Credit Facility. In addition, neither the Notes nor the Credit Facility are guaranteed by the subsidiaries of Tropicana Entertainment that hold the assets and operations relating to the Tropicana Las Vegas, which entities are designated “Unrestricted Parties” under the Indenture.
 Planned Capital Expenditures
•	Tropicana Atlantic City: In November 2004, Aztar completed a $285.0 million expansion to the Tropicana Atlantic City, which included a 200,000-square-foot entertainment, restaurant and retail complex known as “The Quarter at Tropicana” (“The Quarter”). We intend to proceed with a plan developed by Aztar, which we expect will cost approximately $55.0 million, to enhance the Tropicana Atlantic City by refurbishing its casino floors and hotel towers so that they are similar in quality and appearance to The Quarter. The three-phase refurbishment project commenced in December 2005. During phase one of the project, Aztar made enhancements to the north tower hotel rooms and certain non-gaming amenities, which phase was completed during the fourth quarter of 2006. During phase two of the project, we refurbished half of the casino floor and the south tower hotel rooms. In phase three of the project, we will refurbish the other half of the casino floor and two restaurants at the property. We expect to complete the third phase in the first quarter of 2008.

•	Belle of Baton Rouge: The Belle of Baton Rouge benefited from the population increase in the Baton Rouge area following the displacement of residents of New Orleans as a result of Hurricane Katrina, although that benefit has since somewhat subsided. To accommodate the increased demand for gaming in this market and to build market share, we are currently building a 330-space parking structure adjacent to the casino. We will endeavor to complete construction of the parking structure, which is designed to increase casino traffic and is estimated to cost approximately $12.5 million, by the second quarter of 2008.

•	Redevelop the Tropicana Las Vegas Site. To capitalize on its premium location on the Las Vegas “Strip,” we expect to redevelop the Tropicana Las Vegas by refurbishing one of its two existing hotel towers and its existing showroom (we expect to raze the other existing tower and all of the other remaining structures on the site) and redeveloping the remainder of its 34-acre site. Our preliminary plan for this redevelopment effort envisions approximately 10,200 new and refurbished hotel rooms, of which approximately 500 will be refurbished hotel rooms in the existing hotel tower to be retained, approximately 600,000 square feet of new meeting space, the renovation of the casino floor to increase its size and create a more modern layout, and a new approximately 250,000-square-foot retail plaza. We plan to complete this redevelopment in 2010. The redevelopment will be funded by a construction financing transaction independent of the financing transactions that funded the acquisition of Aztar and, if required, by additional capital contributions from Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent.

•	Lighthouse Point: We expect to invest between $4.0 million and $5.0 million at the Lighthouse Point in Greenville, Mississippi in order to renovate the casino floors and public areas of the property so as to better position it to meet the competitive challenges posed by the introduction of a new gaming property, Harlow’s Casino Resort, which opened near Greenville in November 2007. We will add up to 350 new and converted slot machines, making all of the slot machines at the property “ticket-in ticket-out,” and upgrade the slot tracking systems. We will also make improvements to the restaurant at the property.

•	Casino Aztar Evansville: In August 2007, the City of Evansville’s Redevelopment Commission approved our preliminary plan to build a 1,046-seat theater at the Casino Aztar Evansville. The venue, construction of which is currently projected to be completed in the first quarter of 2008 at an approximate cost of $7.0 million, is expected to offer live entertainment for patrons of the property and residents of Evansville.
     Except for the Tropicana Las Vegas project, the capital projects described above are expected to be funded from cash generated from operations.
Contractual Obligations
     Tropicana Entertainment and Tropicana Casinos and Resorts have various contractual obligations which they record as liabilities in their consolidated financial statements. Tropicana Entertainment and Tropicana Casinos and Resorts also enter into other purchase commitments or contracts that are not recognized as liabilities until services are performed or goods are received. Additionally, Tropicana Entertainment and Tropicana Casinos and Resorts enter into contracts for the provision of goods and services in the ordinary course of business, such as with respect to food, inventory and entertainment. Such liabilities are recorded as liabilities when so incurred.
     The following table summarizes Tropicana Casinos and Resorts’ material future contractual obligations, in thousands, as of December 31, 2006:

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Tropicana Casinos and Resorts, Inc.:
Long-term debt, including current portion	$2,294	$4,052	$189,629	$960,000	$1,155,975
Interest expense — variable	19,236	37,879	28,775	—	85,890
Interest expense — fixed	92,400	184,800	184,800	277,200	739,200
Operating leases	10,582	20,650	19,249	203,369	253,850
Purchase obligations	571	602	67	—	1,240

Total	$125,083	$247,983	$422,520	$1,440,569	$2,236,155

     The following table summarizes the material future contractual obligations of Tropicana Entertainment (exclusive of the Affiliate Guarantors) on a pro forma basis giving effect to the acquisition of Aztar and the corporate reorganization, in thousands, as of December 31, 2006.

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Tropicana Entertainment:
Long term debt, including current portion	$13,914	$467,292	$1,321,240	$960,000	$2,762,446
Interest expense — variable	26,895	50,698	47,089	—	124,682
Interest expense — fixed	197,231	345,966	329,800	277,200	1,150,197
Operating leases	14,482	24,450	20,549	203,469	262,950
Purchase obligations	44,271	6,202	367	—	50,840
Other	900	1,900	4,000	15,600	22,400

Total	$297,693	$896,508	$1,723,045	$1,456,269	$4,373,515

     As the preceding table illustrates, Tropicana Entertainment incurred significant additional indebtedness in connection with the acquisition of Aztar. As the issuer of the Notes and an obligor under the Credit Facility, Tropicana Entertainment is required to dedicate a substantial portion of its cash flow from operations to payments in respect of indebtedness. In addition, the Indenture and the credit documentation governing the Credit Facility contain restrictive covenants imposing significant operating and financial restrictions on Tropicana Entertainment’s ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates.
     The ability of Tropicana Entertainment to service its contractual obligations and commitments depends on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.
Off-Balance Sheet Arrangements
     Realty has been included in Tropicana Entertainment’s and Tropicana Casino and Resorts’ consolidated financial statements as a variable interest entity of which Tropicana Casinos and Resorts was the primary beneficiary prior to the corporate reorganization completed substantially concurrently with the acquisition of Aztar and of which Tropicana Entertainment became the primary beneficiary thereafter, which represents an off-balance sheet arrangement. Realty owns the real estate and substantially all of the non-gaming assets of the River Palms, which it leases to a subsidiary of Tropicana Entertainment that operates the casino resort. Realty’s sole income is rental income derived from the aforementioned lease. Realty is a Guarantor of the outstanding Notes and the Credit Facility.
     Tropicana Entertainment manages market risk arising out of potential fluctuation in interest rates on its and its subsidiaries’ variable rate debt, including debt incurred pursuant to the Credit Facility and the Las Vegas Term Loan, by utilizing derivative financial instruments. Tropicana Entertainment evaluates its exposure to market risk by monitoring interest rates in the marketplace, and does not utilize derivative financial instruments for trading purposes. Tropicana Entertainment’s derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Tropicana Entertainment adjusts these interest rate swap agreements to market value.
     Other than as described above, Tropicana Entertainment does not maintain any off-balance sheet arrangement that has, or is reasonably likely to have, a current or future material effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
     Tropicana Entertainment’s discussion and analysis of its financial position and results of operations is based upon its financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. In addition, certain of Tropicana Entertainment’s accounting policies, including the estimated lives assigned to its assets, the determination of bad debt, asset impairment, and fair value of self-insurance reserves, require that members of its management team apply reasoned judgment in defining the appropriate assumptions for making the relevant determinations. Management estimates and judgments are based on historical experience, terms of existing contracts, evaluation of trends in relevant industries, information provided by customers and information available from other outside sources, as management deems appropriate. While Tropicana Entertainment evaluates its estimates and judgments on an ongoing basis, actual results may differ from these estimates and judgments under different assumptions and conditions.
     Tropicana Entertainment believes the following items are the critical accounting policies and more significant estimates and assumptions used in the preparation of their financial statements. These accounting policies conform to the accounting policies contained in the consolidated financial statements of Tropicana Entertainment contained in this Quarterly Report. Tropicana Entertainment’s accounting policies are routinely reviewed and they may, in the ordinary course, be changed on a going-forward basis.

   Self-Insurance Accruals
     Tropicana Entertainment is self-insured up to certain limits for costs associated with general liability and workers’ compensation insurance. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these costs, Tropicana Entertainment considers historical loss experience and makes judgments about the expected levels of costs per claim. Tropicana Entertainment also relies on consultants to assist in the determination of estimated accruals on an annual basis. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. Tropicana Entertainment believes the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in accident frequency and severity and other factors could materially affect the reliability of estimates for these liabilities. Tropicana Entertainment continually monitors its estimates, evaluates its insurance accruals and, to the extent necessary, adjusts its recorded provisions.
   Property and Equipment
     Depreciation and amortization are computed over the estimated useful lives of relevant items of property and equipment on the straight-line method. Estimated useful lives for property and equipment in service range from 10 to 39 years for building and building components, and 3 to 10 years for equipment. Leasehold improvements are amortized over the lesser of the term of the lease or the useful life of the asset.
     Management reviews casino and hotel assets for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate, plus the assets’ residual value to the carrying amount of the assets. If the operation is determined to be unable to recover the carrying amount of its assets, then the casino and hotel assets are written down to fair value. Fair value is determined based on discounted cash flows.
     Management reviews its facilities for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Any legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset are recorded at the time they are known. If such legal obligations arise, management requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs, if any, are capitalized as part of the carrying amount of the long-lived asset. The liability, if any, is discounted and accretion expenses are recognized using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized.
   Goodwill and Intangible Assets
     Goodwill represents the excess of purchase price over net assets acquired. Goodwill is not amortized. Goodwill is tested for impairment at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
     Intangible assets represent assets, other than goodwill or financial assets, which lack physical substance. Intangible assets with a definite life are amortized over their useful life. An intangible asset’s useful life is defined as the period over which the asset is expected to contribute directly or indirectly to future cash flows.
     Intangible assets with an indefinite life are not amortized. An intangible asset that is not subject to amortization is tested for impairment at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
     When testing goodwill and intangible assets with indefinite lives for impairment, the income approach is used, which includes an analysis of the market, cash flows, and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the existing hotel/casino and best represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the impairment test include EBITDA projections, working capital requirements and the discount rate.
   Accounts Receivable
     Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems such accounts to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions.
   Customer Loyalty Program
     Tropicana Entertainment provides certain custom loyalty programs at its casinos which reward customers for gaming play. Under the programs, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the programs of individual casinos, for cash, goods and services. Tropicana Entertainment accrues the cost of points that may be redeemed for cash as they are earned, as adjusted to give effect to estimated redemption rates. These costs are recorded as promotional allowances. Tropicana Entertainment estimates the cost and accrues for the expense of points that are redeemable for goods or services as such points are earned from gaming play. These accruals are recorded as casino expense. The estimated cost is based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are eligible to be redeemed.
B. CP Laughlin Realty, LLC
Overview
     Realty, an Affiliate Guarantor, owns the real estate on which, and the facility in which, Tropicana Entertainment’s River Palms casino property operates. Realty also owns substantially all of the property’s non-gaming assets. Columbia Properties Laughlin, LLC (“Laughlin”), a subsidiary of Tropicana Entertainment, is a counter-party to a lease (the “Lease”) with Realty with respect to the use of such real estate, facility and non-gaming assets. The term of the lease extends through September 30, 2018. The lease requires Laughlin to make monthly payments in an amount equal to $425,000 to Realty. Realty’s sole income is derived from rental payments made to it pursuant to the aforementioned lease. Realty is subject to the restrictive covenants contained in the Indenture and the Credit Facility.
     In accordance with FASB Interpretation No. 46R (“Consolidation of Variable Interest Entities”), Realty has been included in Tropicana Entertainment’s and Tropicana Casinos and Resorts’ consolidated financial statements as a variable interest entity of which Tropicana Casinos and Resorts was the primary beneficiary prior to the corporate reorganization completed substantially concurrently with the acquisition of Aztar and of which Tropicana Entertainment became the primary beneficiary thereafter, which represents an off-balance sheet arrangement.
     All of the membership interests in Realty are held by CSC Holdings, LLC, an affiliate of Columbia Sussex. Columbia Sussex has been designated as the sole manager of Realty. Accordingly, Mr. William Yung, as the sole voting stockholder of Columbia Sussex, exercises control over Realty.
Summary Operating Results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Operating revenue	$1,002	$1,002	$3,006	$3,006
Operating expenses	(313)	(316)	(950)	(947)
Net interest expense	(311)	(307)	(900)	(917)

Net income	$378	$379	$1,156	$1,142

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Net operating revenue was flat, as the fixed monthly rental payments received under the Lease were Realty’s sole source of income during the two periods. Similarly, operating expenses were flat as depreciation and amortization on Realty’s assets remained its sole operating expense during the 2007 period as it had been during the 2006 period as well. As a result, period over period income from operations remained flat. Net interest expense also remained roughly flat, resulting in flat period over period net income.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Net operating revenue was flat, as the fixed monthly rental payments received under the Lease were Realty’s sole source of income during the two periods. Similarly, operating expenses were flat as depreciation and amortization on Realty’s assets remained its sole operating expense during the 2007 period as it had been during the 2006 period as well. As a result, period over period income from operations remained flat.
     On January 3, 2007, Realty borrowed $15.8 million from Tropicana Entertainment (the “Realty Loan”), the proceeds of which loan Realty utilized immediately thereafter to repay its allocated portion of the Old TCR Credit Facility. Realty’s net interest expense under the Realty Loan during the nine month period ended September 30, 2007 slightly exceeded its net interest expense under the Old TCR Credit Facility during the nine month period ended September 30, 2006, resulting in marginally higher period over period net interest expense of $917 as compared to $900. As a consequence, net income dipped slightly from $1.2 million in the nine month period ended September 30, 2006 to $1.1 million in the nine month period ended September 30, 2007.
Liquidity and Capital Resources
     Historically, Realty’s cash flows generated by operations have generally been used to purchase property and equipment, make interest payments on debt and provide distributions to its equity holder. Realty has supplemented the cash flows generated by its operations with liquidity provided by capital contributions or loans from Mr. William Yung or his affiliates.
     Realty’s net cash provided by operating activities for the nine months ended September 30, 2006 was $2.9 million. This operating cash flow was used as a distribution to the equity holder of $4.4 million. Realty’s net cash provided by operating activities for the nine months ended September 30, 2007 was $2.9 million. This operating cash flow was used to fund advances to related parties of $2.9 million, primarily to Laughlin as rent under the Lease continues to accrue as a receivable until cash changes hands.
     Realty’s net cash used in financing activities for the nine months ended September 30, 2006 was $4.5 million, which represents the $4.4 million distribution to equity holder referred to above and an additional $0.1 million advance to a related party. Realty’s net cash used in financing activities for the nine months ended September 30, 2007 was $2.9 million, which was comprised of the accrued rent to Laughlin as referenced above. As described above, Realty utilized the proceeds of the Realty Loan to repay its allocated portion of the Old TCR Credit Facility on January 3, 2007.
     Realty’s long-term liabilities include the Realty Loan, which matures on January 3, 2009 and is memorialized in the form of a promissory note payable to Tropicana Entertainment. Under the terms of the Realty Loan, interest accrues at a rate equal to the thirty-day LIBOR rate plus a fixed margin of 2.50%. As of September 30, 2007, the rate of interest applicable to the Realty Loan was approximately 7.86%. No principal payments are due under the Realty Loan until it matures. In the nine months ended September 30, 2007, Realty accrued interest in an amount equal to $0.9 million in respect of the Realty Loan.
     As an Affiliate Guarantor under the Notes and a Guarantor of the Credit Facility, Realty may be required to dedicate a substantial portion of its cash flow from operations to payments in respect of indebtedness. In addition, the Indenture and the credit documentation governing the Credit Facility contain restrictive covenants imposing significant operating and financial restrictions on Realty’s ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates.
     As of September 30, 2007, Tropicana Entertainment was in compliance with the financial maintenance covenants contained in the Credit Facility. However, depending on its future results, management cannot assure that Tropicana Entertainment will be in compliance with the financial maintenance covenants contained in the Credit Facility as of December 31, 2007, absent additional capital contributions by its owner or additional repayments of debt prior to December 31, 2007. Accordingly, Tropicana Entertainment has begun the process of seeking to amend certain terms contained in the Credit Facility in order to prevent the occurrence of an event of default thereunder in future periods. There can be no assurance that the lenders under the Credit Facility will agree to amend the Credit Facility in the manner sought by Tropicana Entertainment on terms acceptable to it, or at all. As a result, it is possible that Tropicana Entertainment will not be in compliance with the financial maintenance covenants contained in the Credit Facility in future periods, which would result in an event of default under the Credit Facility. If such an event of default occurs, there can be no assurance that the lenders under the Credit Facility will grant Tropicana Entertainment a waiver on terms acceptable to it, or at all. Among other things, such lenders may seek to increase the interest rate margin applicable to the Credit Facility as a condition to agreeing to grant Tropicana Entertainment a waiver of the event of default, which, if agreed to, could adversely affect Tropicana Entertainment’s and Realty’s liquidity by increasing the cost of their debt service obligations. If an event of default occurs under the Credit Facility as a result of Tropicana Entertainment’s inability to comply with the financial maintenance covenants contained in such agreement, upon due notice to it under the terms of the Credit Facility, among other things, the unpaid principal amount of and accrued interest on the loans and all other obligations under the Credit Facility would immediately become due and payable. The occurrence of any acceleration of indebtedness due under the Credit Facility would constitute an event of default under the Las Vegas Term Loan and the Indenture, thereby enabling the lenders and noteholders thereunder to accelerate the indebtedness under the Las Vegas Term Loan and the Notes, respectively. Moreover, in the event that such indebtedness is accelerated, there can be no assurance that Tropicana Entertainment will be able to refinance it on acceptable terms, or at all. As a result, if an event of default under the Credit Facility occurs and results in an acceleration of the Credit Facility, a material adverse effect on Tropicana Entertainment’s and Realty’s liquidity could occur as a consequence. Please see “Part II. Other Information—Item 1A. Risk Factors—We are currently in compliance with the financial maintenance covenants contained in the Credit Facility, however, depending on our future results and absent additional capital contributions by our owner or additional repayments of debt prior to December 31, 2007, there can be no assurance that we will be in compliance with such financial maintenance covenants in future periods, which would result in an event of default under the Credit Facility.”
     Although the Indenture and the credit documentation governing the Credit Facility limit the ability of Realty to make distributions, Realty is permitted to make distributions to the company that owns its equity in order to allow it to pay income taxes on its allocated income from Realty’s operations. Realty intends to make these permitted tax distributions in the future to the extent permitted under the Indenture and the credit documentation governing the Credit Facility.
Contractual Obligations
     The following table summarizes Realty’s future material contractual obligations, in thousands, at September 30, 2007:

	Payments Due by Period
	Less than	1-3	3-5	More than
Contractual Obligations	1 Year	Years	Years	5 Years	Total
CP Laughlin Realty, LLC:
Note payable to affiliate	$—	$15,750	$—	$—	$15,750
Variable interest	1,223	1,223	—	—	2,446

Total	$1,223	$16,973	$—	$—	$18,196

     In addition, Realty is a Guarantor of the indebtedness incurred by Tropicana Entertainment pursuant to the Notes and the Credit Facility.
     Realty’s ability to service its contractual obligations and commitments depends on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.
Off-Balance Sheet Arrangements
     Realty does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Realty does not presently maintain any investments in derivative securities.
Critical Accounting Policies
     Realty’s discussion and analysis of its financial position and results of operations are based upon its financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. The estimates and assumptions made by management in connection with the preparation of financial statements for Realty are similar to the estimates and assumptions made by management in connection with its preparation of financial statements for Tropicana Entertainment. See “—A. Tropicana Entertainment, LLC—Critical Accounting Policies” for a brief description of several of these estimates and assumptions.
C. Columbia Properties Vicksburg, LLC
Overview
     CP Vicksburg, an Affiliate Guarantor, owns and operates the Vicksburg Horizon Casino, a 297-foot multi-level antebellum style riverboat situated in downtown Vicksburg, Mississippi. The property features a two-floor 20,909-square-foot casino including slot machines and table games. The property is adjacent to a shore side complex that includes a seven story hotel offering 117 guestrooms, two restaurants, a sports bar, two covered parking garages and an additional parking lot with free valet service, providing customers with a total of 889 parking spaces. CP Vicksburg is subject to the restrictive covenants contained in the Indenture and the Credit Facility.
     Mr. William Yung holds 61 non-voting units and nine voting units of membership interests issued by CP Vicksburg, which represents a 1% economic ownership interest and a 100% voting interest in that company. The JMBS Casino Trust (the “JMBS Trust”), a trust created for the benefit of Mr. William Yung’s children, holds the remaining 6,930 non-voting units of membership interests issued by CP Vicksburg, which represents a 99% economic ownership interest in that company. Mr. William Yung has been designated as the sole manager of CP Vicksburg and exercises control over CP Vicksburg’s operations.
Summary Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance
					Three	Nine
	2006	2007	2006	2007	Months	Months
Operating revenue	$7,650	$7,425	$26,422	$23,014	(2.9%)	(12.9%)
Operating expenses	(7,511)	(6,366)	(23,421)	(20,146)	(15.2%)	(14.0%)

Income from operations	139	1,059	3,001	2,868	661.9%	(4.4%)
Net interest income (expense)	85	5	(922)	5	(94.1%)	100.5%

Net income	$224	$1,064	$2,079	$2,873	375.0%	38.2%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
   Operating Revenues
     Net operating revenue decreased by $0.2 million, or 2.9%, in the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006. Consistent with management’s expectations, revenue increases experienced in prior periods following Hurricane Katrina receded somewhat in the three month period ended September 30, 2007 as casinos re-opened in the regions affected by the hurricane and the transient population created by the hurricane in the Vicksburg region continued to shift back, in part, to other Gulf Coast areas.
   Operating Expenses
     Corresponding to the decline in revenues, operating expenses decreased by $1.1 million, or 15.2%, in the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006. Costs directly related to revenues declined $0.9 million period over period, which decline consisted of the following: casino ($0.5 million), food and beverage, ($0.2 million) and gaming taxes ($0.2 million). A period over period decline in marketing, advertising and casino promotions expenses of $0.2 million resulted primarily from a reduction in newspaper, magazine and radio advertising expenditures.
   Income from Operations
     As a result of the factors described above, period over period income from operations increased by $0.9 million as the decline in revenues was more than offset by the combined effect of the decline in direct costs and restrained spending on marketing, advertising and promotions.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
   Operating Revenues
     Net operating revenue decreased by $3.4 million, or 12.9%, in the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006. Consistent with management’s expectations, revenue increases experienced in prior periods following Hurricane Katrina receded somewhat in the nine month period ended September 30, 2007 as casinos re-opened in the regions affected by the hurricane and the transient population created by the hurricane in the Vicksburg region continued to shift back, in part, to other Gulf Coast areas.

     Due to the migration of the population described above, period over period revenue declines were experienced across all revenue categories. The reduction in gross period over period operating revenues of $5.2 million was partially offset by a $1.8 million reduction in complimentary hotel rooms and food and beverage services offered to casino guests.
   Operating Expenses
     Corresponding to the period over period decline in revenues, operating expenses decreased by $3.3 million, or 14.0%. Period over period costs directly related to revenues declined $3.2 million, which decline consisted of the following: casino ($1.9 million), food and beverage ($0.8 million) and gaming taxes ($0.5 million). A period over period decline in marketing, advertising and casino promotions expenses and other costs of $1.0 million resulted primarily from a reduction in newspaper, magazine and radio advertising expenditures.
   Income from Operations
     As a result of the factors described above, period over period income from operations decreased by $0.1 million, or 4.4%, as the period over period decline in revenues was partially offset by the period over period decline in direct costs and restrained spending on marketing, advertising and promotions.
   Interest Expense
     All of CP Vicksburg’s outstanding debt was repaid in December 2006. As a result, CP Vicksburg did not incur any interest expense during the nine months ended September 30, 2007, representing a decline in its interest expense of $0.9 million as compared to the nine months ended September 30, 2006.
   Net Income
     Net income increased $0.8 million, or 38.2%, in the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006. Net income was adversely affected by the reduction in business levels from the abnormally elevated levels experienced in the prior period in the aftermath of Hurricane Katrina, as discussed above, which adverse effect was offset by the reduction in interest expense resulting from the repayment of all of CP Vicksburg’s debt in December 2006 and lower period over period operating expenses, as discussed above.
Liquidity and Capital Resources
     Historically, CP Vicksburg’s cash flows generated by operations have generally been used to fund reinvestment in its existing operations, make loans to Tropicana Entertainment to enable that company to service its indebtedness, make interest payments on indebtedness and return capital through distributions to owners. CP Vicksburg has supplemented the cash flows generated by its operations with liquidity provided by financing activities, particularly the incurrence of bank debt, and capital contributions or loans from Mr. William Yung or his affiliates.
     CP Vicksburg’s cash flow from operating activities for the nine months ended September 30, 2007 was $5.3 million, which was used to fund capital expenditures of approximately $0.5 million and to lend $3.0 million to Tropicana Entertainment in June 2007 to help fund principal and interest payments under the Credit Facility and interest payments under the Notes. This loan, which is expressly subordinated in right of payment to the Credit Facility and the Notes, accrues interest at the rate of 12.0% per annum and matures on January 1, 2015. No interest payments are required to be made under the loan until its maturity.
     CP Vicksburg’s long-term liabilities include a lease liability to adjust future lease payments to current market rents based on an appraisal completed when CP Vicksburg was acquired in October 2003. The nine months ended September 30, 2007 included a $0.1 million reduction in lease expense related to amortization of this liability.
     As an Affiliate Guarantor under the Notes and a Guarantor of the Credit Facility, CP Vicksburg has been, and may continue to be, required to dedicate a substantial portion of its cash flow from operations to payments in respect of indebtedness. In addition, the Indenture and the credit documentation governing the Credit Facility contain restrictive covenants imposing significant operating and financial restrictions on CP Vicksburg’s ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates.

     As of September 30, 2007, Tropicana Entertainment was in compliance with the financial maintenance covenants contained in the Credit Facility. However, depending on its future results, management cannot assure that Tropicana Entertainment will be in compliance with the financial maintenance covenants contained in the Credit Facility as of December 31, 2007, absent additional capital contributions by its owner or additional repayments of debt prior to December 31, 2007. Accordingly, Tropicana Entertainment has begun the process of seeking to amend certain terms contained in the Credit Facility in order to prevent the occurrence of an event of default thereunder in future periods. There can be no assurance that the lenders under the Credit Facility will agree to amend the Credit Facility in the manner sought by Tropicana Entertainment on terms acceptable to it, or at all. As a result, it is possible that Tropicana Entertainment will not be in compliance with the financial maintenance covenants contained in the Credit Facility in future periods, which would result in an event of default under the Credit Facility. If such an event of default occurs, there can be no assurance that the lenders under the Credit Facility will grant Tropicana Entertainment a waiver on terms acceptable to it, or at all. Among other things, such lenders may seek to increase the interest rate margin applicable to the Credit Facility as a condition to agreeing to grant Tropicana Entertainment a waiver of the event of default, which, if agreed to, could adversely affect Tropicana Entertainment’s and CP Vicksburg’s liquidity by increasing the cost of their debt service obligations. If an event of default occurs under the Credit Facility as a result of Tropicana Entertainment’s inability to comply with the financial maintenance covenants contained in such agreement, upon due notice to it under the terms of the Credit Facility, among other things, the unpaid principal amount of and accrued interest on the loans and all other obligations under the Credit Facility would immediately become due and payable. The occurrence of any acceleration of indebtedness due under the Credit Facility would constitute an event of default under the Las Vegas Term Loan and the Indenture, thereby enabling the lenders and noteholders thereunder to accelerate the indebtedness under the Las Vegas Term Loan and the Notes, respectively. Moreover, in the event that such indebtedness is accelerated, there can be no assurance that Tropicana Entertainment will be able to refinance it on acceptable terms, or at all. As a result, if an event of default under the Credit Facility occurs and results in an acceleration of the Credit Facility, a material adverse effect on Tropicana Entertainment’s and CP Vicksburg’s liquidity could occur as a consequence. Please see “Part II. Other Information—Item 1A. Risk Factors—We are currently in compliance with the financial maintenance covenants contained in the Credit Facility, however, depending on our future results and absent additional capital contributions by our owner or additional repayments of debt prior to December 31, 2007, there can be no assurance that we will be in compliance with such financial maintenance covenants in future periods, which would result in an event of default under the Credit Facility.”
     Although the Indenture and the credit documentation governing the Credit Facility limit the ability of CP Vicksburg to make distributions, CP Vicksburg is permitted to make distributions to its owners to allow them to pay income taxes on their allocated income from CP Vicksburg’s operations. CP Vicksburg intends to make these permitted tax distributions to its owners in the future to the extent permitted under the Indenture and the credit documentation governing the Credit Facility.
Contractual Obligations
     CP Vicksburg has various contractual obligations which it records as liabilities in its financial statements. CP Vicksburg also enters into other purchase commitments or contracts that are not recognized as liabilities until services are performed or goods are received. Additionally, CP Vicksburg enters into contracts for the provision of goods and services in the ordinary course of business, such as with respect to food, inventory and entertainment. Such liabilities are recorded as liabilities when so incurred.
     The following table summarizes CP Vicksburg’s future material contractual obligations, in thousands, at December 31, 2006:

	Payments Due by Period
	Less than	1-3	3-5	More than
Contractual Obligations	1 Year	Years	Years	5 Years	Total
Columbia Properties Vicksburg, LLC:
Operating leases	$576	$1,152	$1,152	$12,669	$15,549
Purchase obligations	298	173	—	—	471

Total	$874	$1,325	$1,152	$12,669	$16,020

     In addition, CP Vicksburg is a Guarantor of the indebtedness incurred by Tropicana Entertainment pursuant to the Notes and the Credit Facility.
     CP Vicksburg’s ability to service its contractual obligations and commitments depends on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.

Off-Balance Sheet Arrangements
     CP Vicksburg does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. CP Vicksburg does not presently maintain any investments in derivative securities.
Critical Accounting Policies
     CP Vicksburg’s discussion and analysis of its financial position and results of operations are based upon its financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. The estimates and assumptions made by management in connection with the preparation of financial statements for CP Vicksburg are similar to the estimates and assumptions made by management in connection with its preparation of financial statements for Tropicana Entertainment. See “—A. Tropicana Entertainment, LLC—Critical Accounting Policies” for a brief description of several of these estimates and assumptions.
D. JMBS Casino LLC
     JMBS Casino, an Affiliate Guarantor, owns and operates the Jubilee Casino. The Jubilee Casino is a 240-foot riverboat located in Greenville, Mississippi. The riverboat features a 28,500-square-foot casino housing slot machines and table games. A 512-space parking lot is located across the street from the entrance to the riverboat. JMBS Casino also owns and operates the Greenville Inn & Suites, a hotel located less than one mile from the Jubilee Casino, offering 39 suites and free shuttle service to and from the Jubilee Casino. JMBS Casino is subject to the restrictive covenants contained in the Indenture and the Credit Facility.
     JMBS Casino is wholly-owned by the JMBS Trust. The JMBS Trust consists of seven subtrusts created for the benefit of each of Mr. William Yung’s children. Mr. William Yung does not exercise control over JMBS Casino or the Jubilee Casino. Each of Mr. William Yung’s children — Mr. Joseph Yung, Mr. William J. Yung IV, Ms. Julie A. Haught, Ms. Judith A. Yung, Ms. Jennifer A. Yung, Ms. Michelle M. Christensen and Mr. Scott A. Yung — serves as a manager of JMBS Casino and, in such capacities, they collectively have full and exclusive power to manage and control the business and affairs of JMBS Casino.
Summary Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance
					Three
	2006	2007	2006	2007	Months	Nine Months
Operating revenue	$6,406	$5,004	$20,800	$19,469	(21.9%)	(6.4%)
Operating expenses	(5,123)	(4,284)	(14,207)	(13,550)	(16.4%)	(4.6%)

Income from operations	1,283	720	6,593	5,919	(43.9%)	(10.2%)
Net interest income (expense)	(121)	14	(299)	69	N/M	N/M

Net income	$1,162	$734	$6,294	$5,988	(36.8%)	(4.9%)

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
   Revenues
     Net operating revenue declined $1.4 million, or 21.9%, in the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006. Period over period declines in gross casino revenues of $1.3 million and food and beverage revenues of $0.1 million were due primarily to ongoing renovations during the third quarter. JMBS Casino is in the process of renovating the casino floor and public areas of the Jubilee Casino and upgrading the slot machines at the property to the “ticket-in ticket-out” format. This refurbishment of the property adversely affected the volume of patron traffic during the period since it limited access to certain portions of the casino. As a result, sales were temporarily negatively affected during the period. The renovation work at the Jubilee Casino, which is expected to be completed early in the fourth quarter of 2007, is intended to position the property to compete more effectively with Harlow’s Casino Resort, which opened near Greenville in November 2007.

   Operating Expenses
     Operating expenses decreased by $0.8 million, or 16.4%, in the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006. This decrease was due primarily to a period over period reduction in depreciation of $0.6 million and a period over period decrease in gaming taxes of $0.2 million relating to the decrease in casino revenues described above.
   Income from Operations
     As a result of the factors described above, income from operations decreased by $0.6 million, or 43.9%, in the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006.
   Interest Expense
     All of JMBS Casino’s outstanding debt was repaid in December 2006. As a result, JMBS Casino did not incur any interest expense during the three months ended September 30, 2007, representing a decline in its interest expense of $0.2 million as compared to the three months ended September 30, 2006.
   Net Income
     Net income decreased by $0.4 million, or 36.8%, to $0.7 million in the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006. Net income was negatively affected by lower patron traffic during the period as a result of the renovations being performed at the property, as described above. The impact of the renovations was partially offset by the reduction in interest expense resulting from the repayment of all of JMBS Casino’s debt in December 2006 and lower period over period operating expenses, as discussed above.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
   Revenues
     Net operating revenue decreased by $1.3 million, or 6.4%, in the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006. Period over period declines in gross casino revenue of $1.9 million and food and beverage revenue of $0.2 million were partially offset by a decline in promotional allowance expense of $0.8 million. The period over period decline in revenues is primarily attributable to the renovation work being performed at the Jubilee Casino, as described above.
   Operating Expenses
     Operating expenses decreased by $0.7 million, or 4.6%, in the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006. This decrease was due primarily to a period over period reduction in depreciation of $0.9 million, which was partially offset by slight increases of $0.1 million in both insurance costs and room expenses.
   Income from Operations
     As a result of the factors described above, income from operations decreased $0.7 million, or 10.2%, in the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006.
   Interest Expense
     All of JMBS Casino’s outstanding debt was repaid in December 2006. As a result, JMBS Casino did not incur any interest expense during the nine months ended September 30, 2007, representing a decline in its interest expense of $0.4 million as compared to the nine months ended September 30, 2006.
   Net Income
     Net income decreased by $0.3 million, or 4.9%, in the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006. Period over period net income was negatively affected by the effect of the renovation work described above, which effect was partially offset by the reduction in interest expense resulting from the repayment of all of JMBS Casino’s debt in December 2006 and lower period over period operating expenses, as discussed above.

Liquidity and Capital Resources
     Historically, JMBS Casino’s cash flows generated by operations have generally been used to fund reinvestment in its existing operations, make loans to Tropicana Entertainment to enable that company to service its indebtedness and to return capital through distributions to its members. JMBS Casino has supplemented the cash flows generated by its operations with liquidity provided by financing activities, particularly the incurrence of bank debt and capital contributions.
     JMBS Casino’s cash flow from operating activities for the nine months ended September 30, 2007 was $11.8 million, which was used to fund net capital expenditures of approximately $4.5 million, a permitted tax distribution to its members of $1.1 million in June 2007, to lend $4.0 million to Tropicana Entertainment in June 2007 to help fund principal and interest payments under the Credit Facility and interest payments under the Notes, other proceeds of $0.3 million and to build cash reserves of $2.5 million. This loan, which is expressly subordinated in right of payment to the Credit Facility and the Notes, accrues interest at the rate of 12.0% per annum and matures on January 1, 2015. No interest payments are required to be made under the loan until its maturity.
     JMBS Casino currently plans to spend an additional $350 to $400 during the remainder of 2007 to upgrade its slot machines and to make other improvements to its facilities. These capital expenditures will be funded with cash flow from operations and available cash balances. The renovation campaign is expected to be completed in the fourth quarter of 2007.
     As an Affiliate Guarantor under the Notes and a Guarantor of the Credit Facility, JMBS Casino has been, and may continue to be, required to dedicate a substantial portion of its cash flow from operations to payments in respect of indebtedness. In addition, the Indenture and the credit documentation governing the Credit Facility contain restrictive covenants imposing significant operating and financial restrictions on JMBS Casino’s ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates.
     As of September 30, 2007, Tropicana Entertainment was in compliance with the financial maintenance covenants contained in the Credit Facility. However, depending on its future results, management cannot assure that Tropicana Entertainment will be in compliance with the financial maintenance covenants contained in the Credit Facility as of December 31, 2007, absent additional capital contributions by its owner or additional repayments of debt prior to December 31, 2007. Accordingly, Tropicana Entertainment has begun the process of seeking to amend certain terms contained in the Credit Facility in order to prevent the occurrence of an event of default thereunder in future periods. There can be no assurance that the lenders under the Credit Facility will agree to amend the Credit Facility in the manner sought by Tropicana Entertainment on terms acceptable to it, or at all. As a result, it is possible that Tropicana Entertainment will not be in compliance with the financial maintenance covenants contained in the Credit Facility in future periods, which would result in an event of default under the Credit Facility. If such an event of default occurs, there can be no assurance that the lenders under the Credit Facility will grant Tropicana Entertainment a waiver on terms acceptable to it, or at all. Among other things, such lenders may seek to increase the interest rate margin applicable to the Credit Facility as a condition to agreeing to grant Tropicana Entertainment a waiver of the event of default, which, if agreed to, could adversely affect Tropicana Entertainment’s and JMBS Casino’s liquidity by increasing the cost of their debt service obligations. If an event of default occurs under the Credit Facility as a result of Tropicana Entertainment’s inability to comply with the financial maintenance covenants contained in such agreement, upon due notice to it under the terms of the Credit Facility, among other things, the unpaid principal amount of and accrued interest on the loans and all other obligations under the Credit Facility would immediately become due and payable. The occurrence of any acceleration of indebtedness due under the Credit Facility would constitute an event of default under the Las Vegas Term Loan and the Indenture, thereby enabling the lenders and noteholders thereunder to accelerate the indebtedness under the Las Vegas Term Loan and the Notes, respectively. Moreover, in the event that such indebtedness is accelerated, there can be no assurance that Tropicana Entertainment will be able to refinance it on acceptable terms, or at all. As a result, if an event of default under the Credit Facility occurs and results in an acceleration of the Credit Facility, a material adverse effect on Tropicana Entertainment’s and JMBS Casino’s liquidity could occur as a consequence. Please see “Part II. Other Information—Item 1A. Risk Factors—We are currently in compliance with the financial maintenance covenants contained in the Credit Facility, however, depending on our future results and absent additional capital contributions by our owner or additional repayments of debt prior to December 31, 2007, there can be no assurance that we will be in compliance with such financial maintenance covenants in future periods, which would result in an event of default under the Credit Facility.”
     Although the Indenture and the credit documentation governing the Credit Facility limit the ability of JMBS Casino to make distributions, JMBS Casino is permitted to make distributions to its owners to allow them to pay income taxes on their allocated income from JMBS Casino’s operations. JMBS Casino intends to make these permitted tax distributions to its owners in the future to the extent permitted under the Indenture and the credit documentation governing the Credit Facility.
Contractual Obligations
     JMBS Casino has various contractual obligations which it records as liabilities in its financial statements. JMBS Casino also enters into other purchase commitments or contracts that are not recognized as liabilities until services are performed or goods are received.

Additionally, JMBS Casino enters into contracts for the provision of goods and services in the ordinary course of business, such as with respect to food, inventory and entertainment. Such liabilities are recorded as liabilities when so incurred.
     The following table summarizes JMBS Casino’s future material contractual obligations, in thousands, at December 31, 2006:

	Payments Due by Period
	Less than	1-3	3-5	More than
Contractual Obligations	1 Year	Years	Years	5 Years	Total
JMBS Casino LLC:
Operating leases	$862	$1,134	$310	$17	$2,323

     In addition, JMBS Casino is a Guarantor of all indebtedness incurred by Tropicana Entertainment pursuant to the Notes and the Credit Facility.
     JMBS Casino’s ability to service its contractual obligations and commitments depends on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.
Off-Balance Sheet Arrangements
     JMBS Casino does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. JMBS Casino does not presently maintain any investments in derivative securities.
Critical Accounting Policies
     JMBS Casino’s discussion and analysis of its financial position and results of operations are based upon its financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. The estimates and assumptions made by management in connection with the preparation of financial statements for JMBS Casino are similar to the estimates and assumptions made by management in connection with its preparation of financial statements for Tropicana Entertainment. See “—A. Tropicana Entertainment—Critical Accounting Policies” for a brief description of several of these estimates and assumptions.
Important Information Regarding Forward-Looking Statements
     This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating foundation and growth strategies, our current focus on expansion and development projects, including, without limitation, projects planned for, or underway at, our Tropicana Atlantic City, Casino Aztar Evansville, Belle of Baton Rouge, Lighthouse Point, Jubilee Casino and Tropicana Las Vegas properties, and the timing and source of funds for such projects and any additional expansion projects, our regular evaluations of growth opportunities through operations development and acquisitions, our competition, our ability to effect strategic growth, indebtedness, financing, revenue, amortization expense, tax benefits, our estimates regarding the expected amenities, timing and cost of our Tropicana Las Vegas development plan, our beliefs regarding the sufficiency of our existing credit sources and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, our need and ability to refinance all or a portion of our indebtedness at each maturity, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition.
     Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In particular, we can provide no assurances regarding our various expansion and development projects and whether such projects will be completed within estimated timeframes and budgets, or at all. Among the factors that could cause actual results to differ materially from existing estimates are the following:

o	The effect of a potential default under the Credit Facility.

o	The effects of intense competition that exists in the gaming industry.

o	The fact that our expansion, development and renovation projects (including enhancements to improve property performance) are subject to the many risks inherent in the expansion, development or construction of a new or existing project, including:
▪	unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects;

▪	unanticipated delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;

▪	poor performance or non-performance by third parties on whom we are relying in connection with any of our projects;

▪	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems, weather interference, floods, fires or other casualty losses; and

▪	failure to obtain necessary government or other approvals on time, or at all.
o	The risk that any of our projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us.

o	The risk that significant delays, cost overruns, or failures of any of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

o	The risk that our projects may not help us compete with new or increased competition in our markets.

o	The risk that the actual fair value for assets acquired and liabilities assumed from any of our acquisitions materially differ from our preliminary estimates.

o	The risks associated with growth and acquisitions, including our ability to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems.

o	The risk that we may not receive gaming or other necessary licenses for recently acquired properties or new projects.

o	The risk that we may be unable to finance our expansion, development and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under our existing credit sources and additional financings, which could jeopardize our expansion, development and renovation efforts.

o	The risk that we may not be ultimately successful in dismissing the action filed against certain of our subsidiaries by Park Cattle Co. (“Park Cattle”), which action could materially and adversely affect our business, financial condition and results of operations.

o	The effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes, which could harm our business.

o	The effects of extreme weather conditions on our facilities and the geographic areas where we draw our customers, and our ability to recover insurance proceeds (if any).

o	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

o	The effects of events adversely impacting the economy or the regions where we draw a significant percentage of our customers, including the effects of war, terrorist or similar activity or disasters in, at, or around our properties.

o	The effects of energy price increases on our cost of operations and our revenues.

o	Financial community and rating agency perceptions of the Company, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.
     Additional factors that could cause actual results to differ are discussed or referred to in Part II, Item 1A. of this Quarterly Report under the caption “Risk Factors” and in our filings made from time to time with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this document are made as of the date hereof and are based on information available to us as of the date hereof. We assume no obligation to update any forward-looking statement contained in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
A. Tropicana Entertainment, LLC
     Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Tropicana Entertainment’s primary exposure to market risk arises in connection with interest rate risk associated with variable rate long-term debt and investment of excess cash. Tropicana Entertainment has a total of approximately $1,300.2 million in variable rate debt. The Credit Facility currently carries a variable interest rate equal to, at our option, an adjusted LIBOR rate plus an applicable margin of 2.25% or an alternate base rate, plus an applicable margin of 1.50%. Accordingly, based on a LIBOR rate of 5.36%, which reflects the adjusted LIBOR rate as of September 30, 2007, the Credit Facility carries an average interest rate of approximately 7.61%. The Las Vegas Term Loan currently carries a variable interest rate set at an adjusted LIBOR rate plus an applicable margin of 2.25% or an alternate base rate, plus an applicable margin of 1.50%. Accordingly, based on a LIBOR rate of 5.36%, which reflects the adjusted LIBOR rate as of September 30, 2007, the Las Vegas Term Loan carries an average interest rate of approximately 7.61% per annum. As of September 30, 2007, Tropicana Entertainment was in compliance with the financial maintenance covenants contained in the Credit Facility. However, depending on its future results, management cannot assure that Tropicana Entertainment will be in compliance with the financial maintenance covenants contained in the Credit Facility as of December 31, 2007, absent additional capital contributions by its owner or additional repayments of debt prior to December 31, 2007. Accordingly, Tropicana Entertainment has begun the process of seeking to amend certain terms contained in the Credit Facility in order to prevent the occurrence of an event of default thereunder in future periods. There can be no assurance that the lenders under the Credit Facility will agree to amend the Credit Facility in the manner sought by Tropicana Entertainment on terms acceptable to it, or at all. As a result, it is possible that Tropicana Entertainment will not be in compliance with the financial maintenance covenants contained in the Credit Facility in future periods, which would result in an event of default under the Credit Facility. If such an event of default occurs, there can be no assurance that the lenders under the Credit Facility will grant Tropicana Entertainment a waiver on terms acceptable to it, or at all. Among other things, such lenders may seek to increase the interest rate margin applicable to the Credit Facility as a condition to agreeing to grant Tropicana Entertainment a waiver of the event of default. Please see “Part II. Other Information—Item 1A. Risk Factors—We are currently in compliance with the financial maintenance covenants contained in the Credit Facility, however, depending on our future results and absent additional capital contributions by our owner or additional repayments of debt prior to December 31, 2007, there can be no assurance that we will be in compliance with such financial maintenance covenants in future periods, which would result in an event of default under the Credit Facility.”
     However, Tropicana Entertainment manages market risk arising out of potential fluctuation in interest rates on its and its subsidiaries’ variable rate debt, including debt incurred pursuant to the Credit Facility and the Las Vegas Term Loan, by utilizing derivative financial instruments. For instance, effective as of January 3, 2007, Tropicana Entertainment entered into swap agreements in the amount of $1.0 billion swapping 5.00% fixed rate interest payments for variable 90-day LIBOR rate interest payments. The agreements have fixed payment dates on the last day of each March, June, September and December, which commenced on March 31, 2007, and termination dates of January 3, 2012. These agreements have the effect of fixing the LIBOR rate applicable to $1.0 billion of the indebtedness incurred under the Credit Facility at 5.00%, thereby reducing the extent to which we are exposed to the risk of loss arising from adverse changes in market rates and prices in connection with such facility.
     Also effective as of January 3, 2007, the Las Vegas Borrower entered into a swap agreement in the amount of $440.0 million swapping 5.10% fixed rate interest payments for variable 90-day LIBOR rate interest payments. The agreement has fixed payment dates on the last day of each March, June, September, and December, which commenced on March 31, 2007, and a termination date of July 3, 2008. This agreement has the effect of fixing the LIBOR rate applicable to all of the indebtedness incurred under the Las Vegas Term Loan at 5.10% for the entire term of the loan. This agreement may be assumed by Tropicana Entertainment if the Las Vegas Term Loan is repaid prior to the termination date.
     Tropicana Entertainment evaluates its exposure to market risk by monitoring interest rates in the marketplace, and does not utilize derivative financial instruments for trading purposes. Tropicana Entertainment’s derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.
     As of September 30, 2007, Tropicana Entertainment had approximately $300.2 million of variable rate debt under the Credit Facility which was not hedged against as described above. This variable rate debt was not covered by any interest rate swap agreements. Based on this exposure of Tropicana Entertainment to variable rate borrowings, a 1% change in the weighted average interest rate would increase its annual interest expense by approximately $3.0 million.
     In addition to the foregoing, Tropicana Entertainment maintains cash and cash equivalents with various financial institutions and performs periodic evaluations of the relative credit standing of those financial institutions. Tropicana Entertainment has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk with respect to its holdings of cash and cash equivalents.
     Tropicana Entertainment does not have any significant foreign currency exchange rate risk or commodity price risk and does not currently trade any market-sensitive instruments.
B. CP Laughlin Realty, LLC
     Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Realty’s primary exposure to market risk arises in connection with interest rate risk associated with its guarantee of variable rate long-term debt under the Credit Facility and investment of excess cash, as described under “—A. Tropicana Entertainment, LLC.”
     Realty evaluates its exposure to market risk by monitoring interest rates in the marketplace, and does not utilize derivative financial instruments for trading purposes. As of September 30, 2007, Realty guaranteed approximately $300.2 million of variable rate debt under the Credit Facility which was not hedged against as described as described under “—A. Tropicana Entertainment, LLC.” This variable rate debt was not covered by any interest rate swap agreements. Based on this exposure of Realty to variable rate borrowings, a 1% change in the weighted average interest rate would increase the annual interest expense with respect to which it has a guarantee obligation by approximately $3.0 million.
     In addition to the foregoing, Realty maintains cash and cash equivalents with various financial institutions and performs periodic evaluations of the relative credit standing of those financial institutions. Realty has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk with respect to its holdings of cash and cash equivalents.
     Realty does not have any significant foreign currency exchange rate risk or commodity price risk and does not currently trade any market-sensitive instruments.
C. Columbia Properties Vicksburg, LLC
     Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. CP Vicksburg’s primary exposure to market risk arises in connection with interest rate risk associated with its guarantee of variable rate long-term debt under the Credit Facility and investment of excess cash, as described under “—A. Tropicana Entertainment, LLC.”
     CP Vicksburg evaluates its exposure to market risk by monitoring interest rates in the marketplace, and does not utilize derivative financial instruments for trading purposes. As of September 30, 2007, CP Vicksburg guaranteed approximately $300.2 million of variable rate debt under the Credit Facility which was not hedged against as described as described under “—A. Tropicana Entertainment, LLC.” This variable rate debt was not covered by any interest rate swap agreements. Based on this exposure of CP Vicksburg to variable rate borrowings, a 1% change in the weighted average interest rate would increase the annual interest expense with respect to which it has a guarantee obligation by approximately $3.0 million.
     In addition to the foregoing, CP Vicksburg maintains cash and cash equivalents with various financial institutions and performs periodic evaluations of the relative credit standing of those financial institutions. CP Vicksburg has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk with respect to its holdings of cash and cash equivalents.

     CP Vicksburg does not have any significant foreign currency exchange rate risk or commodity price risk and does not currently trade any market-sensitive instruments.
D. JMBS Casino LLC
     Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. JMBS Casino’s primary exposure to market risk arises in connection with interest rate risk associated with its guarantee of variable rate long-term debt under the Credit Facility and investment of excess cash, as described under “—A. Tropicana Entertainment, LLC.”
     JMBS Casino evaluates its exposure to market risk by monitoring interest rates in the marketplace, and does not utilize derivative financial instruments for trading purposes. As of September 30, 2007, JMBS Casino guaranteed approximately $300.2 million of variable rate debt under the Credit Facility which was not hedged against as described as described under “—A. Tropicana Entertainment, LLC.” This variable rate debt was not covered by any interest rate swap agreements. Based on this exposure of JMBS Casino to variable rate borrowings, a 1% change in the weighted average interest rate would increase the annual interest expense with respect to which it has a guarantee obligation by approximately $3.0 million.
     In addition to the foregoing, JMBS Casino maintains cash and cash equivalents with various financial institutions and performs periodic evaluations of the relative credit standing of those financial institutions. JMBS Casino has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk with respect to its holdings of cash and cash equivalents.
     JMBS Casino does not have any significant foreign currency exchange rate risk or commodity price risk and does not currently trade any market-sensitive instruments.
Item 4. Controls and Procedures
A. Tropicana Entertainment, LLC
     Tropicana Entertainment’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of Tropicana Entertainment’s disclosure controls and procedures as of September 30, 2007, its chief executive officer and chief financial officer concluded that, as of such date, its disclosure controls and procedures were effective.
     No change in Tropicana Entertainment’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
B. CP Laughlin Realty, LLC
     Realty’s management, with the participation of its principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of Realty’s disclosure controls and procedures as of September 30, 2007, its principal executive and principal financial officers, or persons performing similar functions, concluded that, as of such date, its disclosure controls and procedures were effective.
     No change in Realty’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
C. Columbia Properties Vicksburg, LLC
     CP Vicksburg’s management, with the participation of its principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of CP Vicksburg’s disclosure controls and procedures as of September 30, 2007, its principal executive and principal financial officers, or persons performing similar functions, concluded that, as of such date, its disclosure controls and procedures were effective.
     No change in CP Vicksburg’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
D. JMBS Casino LLC
     JMBS Casino’s management, with the participation of its principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of JMBS Casino’s disclosure controls and procedures as of September 30, 2007, its principal executive and principal financial officers, or persons performing similar functions, concluded that, as of such date, its disclosure controls and procedures were effective.
     No change in JMBS Casino’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
   No material legal proceedings were commenced or terminated during the period covered by this Quarterly Report; nor did any material reportable developments to any existing material legal proceedings occur during the period covered by this Quarterly Report.
Item 1A. Risk Factors
   An investment in our securities is subject to risks inherent to our business. The material risks and uncertainties that our management believes affect us are described below.
   You should carefully consider the risks described below as well as the other information contained in this Quarterly Report and our other public filings made with the SEC before making an investment decision with respect to our securities. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations. In such case, you may lose all or part of your original investment.
We are currently in compliance with the financial maintenance covenants contained in the Credit Facility, however, depending on our future results and absent additional capital contributions by our owner or additional repayments of debt prior to December 31, 2007, there can be no assurance that we will be in compliance with such financial maintenance covenants in future periods, which would result in an event of default under the Credit Facility.
   The Credit Facility and the Las Vegas Term Loan contain certain covenants relating to financial measures that are required to be maintained by us. As of September 30, 2007, we were in compliance with the financial maintenance covenants under these agreements. The financial covenants contained in the Credit Facility, which are tested for compliance on a quarterly basis, become increasingly restrictive over time. If we are unable to obtain an amendment to the financial covenants, depending on our future results, management cannot assure that we will be in compliance with these covenants at the end of our next fiscal quarter or in subsequent periods, absent additional capital contributions by our owner or additional repayments of debt prior to December 31, 2007, especially in light of the fact that the maximum Leverage Ratio we will be permitted to maintain under the Credit Facility as presently in effect will decrease to 6.75 to 1.00 from 7.50 to 1.00 as of the end of the first quarter of 2008. Accordingly, Tropicana Entertainment has begun the process of seeking to amend certain financial covenants contained in the Credit Facility in order to better position the company to achieve compliance with such covenants in future periods.
   There can be no assurance that the lenders under the Credit Facility will agree to amend the Credit Facility in the manner we seek on terms acceptable to us, or at all. As a result, it is possible that we will not be in compliance with the financial maintenance covenants contained in the Credit Facility in future periods, which would result in an event of default under the Credit Facility. If such an event of default occurs, there can be no assurance that the lenders under the Credit Facility will grant us a waiver on terms acceptable to us, or at all. Among other things, such lenders may seek to increase the interest rate margin applicable to the Credit Facility as a condition to agreeing to grant us a waiver of the event of default, which, if agreed to, could adversely affect our liquidity by increasing the cost of our debt service obligations.
   If an event of default occurs under the Credit Facility as a result of our inability to comply with the financial maintenance covenants contained in such agreement, we will not be permitted to draw on the revolving line of credit under the Credit Facility and, upon due notice to us under the terms of such agreement, the administrative agent may, and upon instruction from the holders of over 50% of the obligations under the Credit Facility will, among other things: (a) declare the unpaid principal amount of and accrued interest on the loans and all other obligations under the Credit Facility immediately due and payable, (b) require us to cash collateralize our outstanding standby letters of credit and (c) cause the collateral agent under the Credit Facility to enforce any and all liens and security interests created pursuant to the collateral documents entered into in connection with the Credit Facility.
   The occurrence of any acceleration of indebtedness due under the Credit Facility would constitute an event of default under the Las Vegas Term Loan and the Indenture, thereby enabling the lenders and noteholders thereunder to accelerate the indebtedness under the Las Vegas Term Loan and the Notes, respectively. Our assets and cash flow may not be sufficient to fully repay borrowings under our debt obligations should they be accelerated. Moreover, in the event that our indebtedness is accelerated, there can be no assurance that we will be able to refinance it on acceptable terms, or at all. As a result, if an event of default under the Credit Facility occurs and results in an acceleration of the Credit Facility, a material adverse effect on us and our results of operations may result or we may be forced into bankruptcy or liquidation.

Intense competition could result in our loss of market share or profitability.

   We face intense competition in each of the markets in which our gaming facilities are located. All of our casinos primarily compete with other casinos in their respective geographic markets and, to a lesser degree, with casinos in other locations, including on Native American lands and on cruise ships, and with other forms of legalized gaming in the United States, including state sponsored lotteries, racetracks, jai alai, off-track wagering, video lottery and video poker terminals and card parlors. We expect this competition to intensify as new gaming operators enter some of the markets in which we operate and existing competitors expand their operations. For example, Revel Entertainment Group has announced a two-phase plan to develop a $2.0 billion casino hotel project in Atlantic City. The property, which is tentatively scheduled to open in 2011, is expected to feature nearly 4,000 guestrooms and various retail and entertainment attractions. In addition, Pinnacle Entertainment, Inc. and MGM Mirage have unveiled plans to build new upscale casino resorts in the Atlantic City market. We expect that these new projects, when completed, will exert acute competitive pressure on our Tropicana Atlantic City property. Moreover, we expect that our Lighthouse Point and Jubilee Casino, both of which are located in Greenville, Mississippi, will face significant competitive pressure due to the November 23, 2007 opening of Harlow’s Casino Resort, a single-level dockside casino facility in Greenville. In addition, some of our competitors have significantly greater financial resources than we do and as a result we may not be able to successfully compete with them in the future.
   Several states have considered legalizing casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have an adverse economic impact on the business of any or all of our gaming facilities by diverting our customers to competitors in those areas. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of customers could have a material adverse effect on us.
   In addition, online gaming, despite its illegality in the United States, is a growing sector in the gaming industry. Online casinos offer a variety of games, including slot machines, roulette, poker and blackjack. Web-enabled technologies allow individuals to game using credit or debit cards. We are unable to assess the impact that online gaming will have on our operations in the future and there is no assurance that the impact will not be material.
   Competition from other casino and hotel operators involves not only the quality of casino, hotel room, restaurant, entertainment and convention facilities, but also hotel room, food and beverage prices. Our operating results can be adversely affected by significant cash outlays for advertising and promotions and complimentary services to patrons, the amount and timing of which are partially dictated by the policies of our competitors and our efforts to keep pace with them. If our operating revenues are insufficient to allow management the flexibility to match the promotions of competitors, the number of our casino patrons may decline, which may have an adverse effect on our financial performance.
   Our ability to successfully compete will also be dependent upon our ability to develop and implement strong and effective marketing campaigns both at our individual properties and across our business. To the extent we are unable to successfully develop and implement these types of marketing initiatives, we may not be successful in competing in our markets and our financial position could be adversely affected.
The Aztar acquisition presents many risks and we may not realize the financial and strategic goals that we contemplated at the time affiliates of Tropicana Entertainment agreed to acquire Aztar.
  On January 3, 2007, the Aztar acquisition was completed. The risks we may face in connection with the Aztar acquisition include:
•	we have limited experience operating a full-scale casino resort in the Atlantic City or Las Vegas markets;

•	we have limited experience operating the gaming properties acquired from Aztar;

•	upon the consummation of the Aztar acquisition, the amount of our indebtedness increased substantially, which may constrain our future operations and strategic development;

•	our results of operations may not meet our expectations, which would then make it difficult to service the debt we incurred to consummate the transaction;

•	given its size, operating Aztar may strain our management resources and the integration of Aztar may divert the attention of our management team from our other important business concerns;

•	we may be unable to achieve the contemplated operational synergies or other cost savings and benefits that we had anticipated in connection with the Aztar acquisition in the expected timeframe or at all;

•	we may experience adverse accounting consequences as a result of efforts to conform Aztar’s accounting policies to those of Tropicana Entertainment;

•	we may experience difficulties and incur expenses in connection with applying our internal control procedures to Aztar’s operations; and

•	we may experience some or all of the risks described under “— We may not be able to successfully complete strategic transactions or integrate new businesses into our operations, which may prevent us from implementing strategies to grow our business.”
We have incurred, and will continue to incur, substantial costs to integrate Aztar into our operations.
   The acquisition of Aztar involves a complex integration process necessitating significant administrative resources. We have incurred, and will continue to incur, substantial costs and committed significant management resources in order to integrate, among other things, Aztar’s operations, information technology, communications and other systems and personnel into the Company. The integration of Aztar into our business will cause us to incur cash outflows, including with respect to:
•	fees and expenses of professionals and consultants involved in completing the integration process;

•	settling existing liabilities of the acquired business;

•	integrating information technology systems and personnel; and

•	other transaction costs associated with the Aztar acquisition.

We may not be able to successfully complete strategic transactions or integrate new businesses into our operations, which may prevent us from implementing strategies to grow our business.

   We have grown our business, in part, through a number of strategic acquisitions and intend to continue to evaluate and pursue other strategic transactions that we believe can broaden our customer base, provide enhanced geographic presence and provide complementary technical and commercial capabilities. Successful completion of any strategic transaction we identify depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms and satisfactory agreements and obtain all necessary regulatory approvals. In addition, we may need to finance any strategic transaction that we identify, and may not be able to obtain the necessary financing on satisfactory terms and within the timeframe that would permit a transaction to proceed. We may also fail to discover liabilities of a business or operating or other problems prior to completing a transaction. We could experience adverse accounting and financial consequences, such as the need to make large provisions against the acquired assets or to write down acquired assets. We might also experience a dilutive effect on our earnings. In addition, we may be unable to successfully integrate the operations of newly acquired companies or assets into our business. Moreover, depending on how any such transaction is structured, there may be an adverse impact on our capital structure, including through the incurrence of significant additional indebtedness. We may incur significant costs arising from our efforts to engage in strategic transactions, and such costs may exceed the returns that we realize from a given transaction. Furthermore, these expenditures may not result in the successful completion of a transaction.

Our expansion, development and renovation projects face significant risks inherent in such projects, including the possibility of incurring cost overruns and potential difficulties in obtaining necessary governmental approvals.
   We regularly evaluate expansion, development and renovation opportunities, and develop plans to pursue such opportunities. These projects are subject to significant development and construction risks, any one of which could cause unanticipated schedule delays and significant cost overruns. In particular, we may experience:
•	shortages of energy, material and skilled labor;

•	labor disputes and work stoppages;

•	disputes with contractors or subcontractors;

•	delays in obtaining or inability to obtain necessary permits, licenses and approvals;

•	changes to plans or specifications;

•	engineering, geological, excavation, regulatory and equipment problems;

•	changes in statutes, regulations, policies and agency interpretations of laws applicable to gaming projects;

•	environmental and real property issues;

•	weather interference or delays;

•	unanticipated delays and cost increases; and

•	fires, earthquakes, floods and other natural disasters that disrupt development.
   Our anticipated costs and construction timetables for projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. The cost of any project may vary significantly from initial expectations, and we may have a limited amount of capital resources to fund cost overruns on any project. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. The completion dates of any of our projects could also differ significantly from expectations for construction-related or other reasons. We cannot assure you that any project will be completed, if at all, on time or within established budgets. Significant delays or cost overruns in connection with our projects could have a material adverse effect on our results of operations, financial condition and ability to satisfy our obligations under the notes.
   We may commence construction before all design documents are finalized, which could result in inefficiencies or subsequent modifications to the plans and may cause actual construction costs to exceed budgeted amounts. For example, certain items may need to be modified or replaced after they have been purchased, constructed or installed in order to conform with the final design documents or building code requirements. There can be no assurance that changes in the scope of any project will not be required, and if such changes are required, they may result in additional costs.
   The scope of the approvals required for our contemplated development projects could be extensive, and may include the need to obtain gaming approvals, state and local land-use permits, building and zoning permits. Unexpected changes or conditions imposed by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not receive the necessary permits, licenses and approvals or obtain the necessary permits, licenses and approvals within the anticipated time frame.
   In addition, although we seek to design our redevelopment projects so as to permit operations at our properties to continue during construction and renovation, we cannot assure that we will always be able to achieve this objective. Moreover, even if operations at our properties continue during the course of our redevelopment projects, various areas of such properties may not be fully operational or accessible during periods of the construction and renovation process, or the construction and development process may disrupt the ongoing activities in the functioning areas not under construction or renovation. Accordingly, our redevelopment projects may result in decreased hotel occupancy and use of our casino facilities at certain sites, and we cannot ensure that this will not have a material adverse effect on our business, financial condition and results of operations.

When we redevelop the Tropicana Las Vegas, we could encounter problems during the development and construction process that may substantially increase costs or delay completion of the redevelopment project.
     We plan to undertake a major redevelopment project at Tropicana Las Vegas. Construction projects of this magnitude are typically subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays that could have a material adverse effect on our financial condition, results of operations and prospects. Specifically, we may experience some or all of the risks described under “— Our expansion, development and renovation projects face significant risks inherent in such projects, including the possibility of incurring cost overruns and potential difficulties in obtaining necessary government approvals.”
In addition, our Tropicana Las Vegas redevelopment project presents a number of special risks, including:
•	by the time we complete our planned Tropicana Las Vegas redevelopment effort, the Las Vegas market may be saturated with newly constructed casino resorts of the type we intend to offer. Among others, Las Vegas Sands Corp.’s expansion project, the “Palazzo,” Wynn Resorts’ latest full-scale resort project, the “Encore,” Boyd Gaming’s new hotel-casino-shopping complex, “Echelon Place,” and MGM Mirage’s “ CityCenter” development, are scheduled to open in the coming years, any of which may adversely affect customer demand for the Tropicana Las Vegas once we have completed redeveloping the property;

•	there can be no assurance that we will be able to obtain sufficient financing to execute the redevelopment project as presently envisaged, particularly in light of the recent weakening in the credit markets. If we are unable to obtain sufficient financing to fund the redevelopment project or obtain such funding on terms or at prices acceptable to us, we may have to adopt one or more alternatives, such as reducing the scope or delaying the construction of the planned redevelopment project or certain capital expenditures associated with it;
•	the indebtedness we expect to incur to fund the redevelopment project is anticipated to be significant, and will exceed the $440.0 million of indebtedness under the existing Las Vegas Term Loan (which indebtedness would be refinanced with the construction financing that we expect to obtain to fund the redevelopment). Moreover, there can be no assurance that we will be able to obtain financing to fund the redevelopment project on acceptable terms, or at all;

•	although we intend to design the project to minimize disruption to our existing business operations, we expect portions of the existing operations at the Tropicana Las Vegas to be closed or disrupted during the redevelopment project, which may have a significant adverse effect on our results of operations;

•	we may incur additional design and construction costs associated with redeveloping the Tropicana Las Vegas by building around selected existing structures instead of razing all of the existing structures on the property;

•	recent increases in the cost of raw materials for construction, driven in part by demand in Las Vegas, may also cause the cost of the project to exceed our budgeted amount; and

•	as a result of the many other development and expansion projects currently being carried out and planned for the near term in the Las Vegas market, we may experience shortages of qualified contractors or the skilled labor required to complete the redevelopment project or retaining the services of such contractors or labor may cost significantly more than we presently anticipate that it will.
     As a result of these and other factors, our redevelopment of the Tropicana Las Vegas may not be completed on time or within budget, which could have a material adverse effect on our results of operations, financial condition and prospects.

The State of New Jersey provided us with only interim casino authorization to operate the Tropicana Atlantic City. If we do not subsequently obtain approval and plenary qualification to operate the Tropicana Atlantic City, we will be required to dispose of our interests in the Tropicana Atlantic City.
     The State of New Jersey subjects casino operators to rigorous regulatory scrutiny, and the acquisition of Aztar and our consequent operation of the Tropicana Atlantic City required us to obtain a license from the New Jersey Casino Control Commission. We have obtained an Interim Casino Authorization (“ICA”), which permitted us to consummate the Aztar acquisition and enables us to operate the Tropicana Atlantic City on an interim basis.
     Since we have obtained an ICA, we are now required to qualify as holding and/or intermediary companies of a casino licensee under the New Jersey Casino Control Act. Findings of qualification are made within the discretion of the New Jersey Casino Control Commission, and the grant of an ICA does not mean that we will ultimately be found qualified. Pending receipt of plenary qualification, we were required to place Tropicana Entertainment’s interests in the Tropicana Atlantic City in an ICA trust (“ICA Trust”) approved by the New Jersey Casino Control Commission.
     The qualification criteria for New Jersey casino licensees, as well as for officers, directors and shareholders of New Jersey casino licensees, include good character, honesty, integrity, financial stability, responsibility and sufficient business ability and experience to operate a casino. Financial stability is one of the primary criteria considered by the New Jersey Casino Control Commission in its qualification evaluation, and to be considered financially stable, a licensee must establish the ability to pay winning wagers, achieve annual gross operating profits, pay all taxes when due, make necessary capital and maintenance expenditures and pay, exchange, refinance or extend debts which will mature or become due and payable during the license term. Additionally, New Jersey casino licensees must establish the integrity and adequacy of any of their financial resources that bear a relation to the casino facility. Financial sponsors of a casino licensee must be found qualified or have such qualification requirement waived. Banks and other licensed lending institutions may be exempt from the qualification requirement or have the qualification requirement with respect to them waived. Also, certain types of institutional investors may have the qualification requirement with respect to them waived. However, the identity of institutional investors holding debt and equity securities may be subject to disclosure to the regulatory authorities.
     The ICA was set to expire in November 2007, but, on September 5, 2007, our petition to extend the expiration date to January 2008 was approved. The filing of a petition to extend the expiration date of the ICA is in keeping with customary practice under New Jersey gaming regulations. Hearings with respect to plenary qualification for the Tropicana Atlantic City began in November 2007 and are currently ongoing. There can be no assurance that we will be able to satisfy the New Jersey Casino Control Commission’s evaluation criteria and be granted a casino license to operate the Tropicana Atlantic City. If we fail to obtain a license, the trustee for the ICA Trust (“ICA Trustee”) will be required to dispose of Tropicana Entertainment’s interests in the Tropicana Atlantic City. In the event of any such sale, we cannot predict the existence or interest of potential buyers or the purchase price that could be obtained. Further, the gaming laws of the State of New Jersey would limit the amount of proceeds that we may recognize from any such sale, and there can be no assurance that, if any such sale is required, we would receive proceeds in an amount that reflects the value of the Tropicana Atlantic City at the time of such sale. Finally, in such event, we would not be entitled to exercise any rights of ownership or receive any income from the operation of Tropicana Atlantic City during the period between our denial of plenary licensure and sale by the ICA Trustee.
Our operations depend significantly on the results of Tropicana Atlantic City. Accordingly, any material adverse effect on the operations of Tropicana Atlantic City could have a material adverse effect on us.
     On a pro forma basis after giving effect to the acquisition of Aztar and the related corporate reorganization, approximately 36% of Tropicana Entertainment’s consolidated net operating revenues for the twelve months ended December 31, 2006 would have been derived from the operations of Tropicana Atlantic City. Because of the importance of Tropicana Atlantic City to our results, poor performance at Tropicana Atlantic City could have a material adverse effect on us. Tropicana Atlantic City experiences seasonal fluctuations in casino play that we believe are typical of casino hotel operations in Atlantic City. Operating results indicate that casino play is higher from May through October. Consequently, Tropicana Atlantic City’s revenues during the first and fourth quarters have generally been lower than for the second and third quarters, and from time to time it has experienced losses in the first and fourth quarters. Any event that adversely affects the operating results of Tropicana Atlantic City could have a material adverse effect on our results of operations and financial condition. Given Atlantic City’s location, it is also subject to occasional adverse weather conditions, including storms and hurricanes that could impede access to that market and adversely affect our results of operations. In addition, competition has intensified in the Atlantic City market in light of recent and proposed expansion and new development activities. Specifically, the Atlantic City market faces increased internal competition from new development projects within the market and increased external competition from competitors in Pennsylvania and New York State, especially in light of the emergence of new entrants in the Pennsylvania gaming market following the first gaming facility commencing operations in Pennsylvania in late 2006 as well as the continued expansion of existing, and the development of new, gaming facilities in New York. Moreover, the imposition in

April 2007 of a partial ban on smoking at gaming facilities in New Jersey has adversely affected the results of operations of the Tropicana Atlantic City.
Alleged defaults under our leases with Park Cattle could have a material adverse effect on us.
     In October 2005, Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent, received a default notice from Park Cattle, the landlord for the two ground leases for our Tahoe Horizon property, arising from Tropicana Casinos and Resorts’ alleged failure to maintain the Tahoe Horizon hotel and casino facilities as required by the leases. Tropicana Casinos and Resorts has operated the Tahoe Horizon on the leased premises since 1990. In response to this default notice, Tropicana Casinos and Resorts filed a Complaint for Declaratory Relief, Injunctive Relief and Damages in the Ninth Judicial District Court in Douglas County, Nevada seeking relief from the court in the form of an order declaring that Tropicana Casinos and Resorts is not in default under the leases and enjoining Park Cattle from terminating the leases or attempting to retake the leased premises. Park Cattle filed a counterclaim seeking a declaration from the court that Tropicana Casinos and Resorts breached the leases by failing to maintain the Tahoe Horizon in a “first class condition” competitive with other casino hotels in South Lake Tahoe, and that the leases should therefore be considered terminated due to Tropicana Casinos and Resorts’ alleged failure to cure the alleged defaults. The parties attempted to settle the dispute through mediation but were not successful in their efforts to do so. Written and deposition discovery is ongoing. Numerous discovery disputes are in the process of being resolved and trial preparation has begun. Trial is set to begin in January 2008.
     Although Tropicana Casinos and Resorts rejects Park Cattle’s allegations that the Tahoe Horizon is not being maintained in accordance with the terms of the leases, it made and will continue to make various repairs to the property, including repairs to the parking garage during 2005, ongoing work to replace several sections of the roof, the outer surface of the casino and the windows and outer surface of the main hotel tower. Further, since July 2005, Tropicana Casinos and Resorts has been engaged in an ongoing effort to update the property’s electrical infrastructure.
     As part of the internal corporate reorganization that was executed in order to facilitate the acquisition of Aztar, on September 18, 2006, Tropicana Casinos and Resorts informed Park Cattle that it intended to assign the two ground leases for the Tahoe Horizon property to Tahoe Horizon, LLC, which is a subsidiary of Tropicana Entertainment and owns and operates the Tahoe Horizon. On November 17, 2006, as part of the existing litigation dispute regarding the Tahoe Horizon leases, Park Cattle filed a motion with the court seeking a temporary restraining order and a preliminary injunction prohibiting Tropicana Casinos and Resorts from assigning the ground leases to Tahoe Horizon, LLC. While the terms of the ground leases provide that assignments to entities controlled by Mr. William Yung, such as Tahoe Horizon, LLC, may be made without obtaining the consent of Park Cattle, Park Cattle nevertheless contended that its rights and remedies under the leases would be impaired by the assignment and that the assignment would therefore contravene the terms of the leases. On November 22, 2006, the court denied Park Cattle’s motion for a temporary restraining order and preliminary injunction, refusing to set a hearing or briefing schedule with respect to the preliminary injunction Park Cattle sought. The court ordered Tropicana Casinos and Resorts to provide it with certain financial information regarding Tropicana Casinos and Resorts and Tahoe Horizon, LLC, and to provide a schedule by which financial experts of each party could review this information. The schedule outlined by the court with respect to these matters was such that it did not impede or prevent the lease assignments or the closing of the corporate reorganization and the Aztar acquisition, which was completed in January 2007. However, Park Cattle was allowed to amend its counterclaim to include various allegations that the corporate reorganization and the Aztar acquisition were completed in an effort to defraud Park Cattle.
     Although we believe that Park Cattle’ s allegations regarding the maintenance of the Tahoe Horizon and the Aztar acquisition are without merit, we cannot predict the outcome of the ongoing litigation. If we and Tropicana Casinos and Resorts cannot successfully defend against the default notices or reach a reasonable settlement with Park Cattle, our leases governing the Tahoe Horizon property may be adversely affected or we may incur significant additional costs in order to address Park Cattle’s allegations. Potential adverse outcomes relating to this matter could include the unwinding of part of the internal reorganization to facilitate the transactions, payment of significant damages sought by Park Cattle in the litigation, including attorneys’ fees and costs should Park Cattle prevail, the termination of the ground leases and the forfeiture of our casino property located on the leased premises, or the incurrence by us of additional expenses to cure the alleged lease defaults. We are also expending significant resources in the form of legal fees to contest the allegations made by Park Cattle.
     Our MontBleu property is also subject to a lease with Park Cattle. Tropicana Casinos and Resorts has not received a default notice from Park Cattle with respect to the MontBleu lease and is not currently party to any litigation with Park Cattle with respect to this lease. However, in early 2005, Tropicana Casinos and Resorts began receiving notices from Park Cattle requesting that specific repairs be made at the MontBleu property. Although we have not received any new notices relating to the MontBleu since mid-2006, we cannot assure you that Park Cattle will not allege defaults under the MontBleu lease. Tropicana Casinos and Resorts acquired MontBleu (which was formerly named Caesar’s Tahoe) from Harrah’s Entertainment, Inc. (“Harrah’s”), in June 2005. Under the terms of the acquisition agreement with Harrah’s, Harrah’s agreed to indemnify us in an amount not to exceed $10.0 million for capital expenditures we are required to make at the MontBleu property and has paid for certain repairs to the parking garage and roof of the property pursuant to this indemnity arrangement in an aggregate amount of $4.7 million. However, we cannot assure you that Harrah’s will indemnify us up to the remaining amount or that the remaining amount of the Harrah’s indemnity will be sufficient to cover any further expenditures that we may be required to make to the MontBleu property in response to requests from Park Cattle.
We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.
     We are, from time to time, during the normal course of operating our businesses, subject to various litigation claims and legal disputes, including contract and employment claims and claims made by visitors to our properties. In addition, there are litigation risks inherent in the construction and development of our casino properties.
     Certain litigation claims may not be covered entirely by our insurance policies, or at all, or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert the attention of our management from the operations of our business. Further, litigation involving visitors to our properties, even if meritless, can attract adverse media attention. As a result, litigation can have a material adverse effect on our business and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.
     We have a significant amount of indebtedness. As of September 30, 2007, our total indebtedness was approximately $2.70 billion (which includes $440.0 million of indebtedness of the Las Vegas Borrower under the Las Vegas Term Loan). In addition, we had approximately $9.7 million of letters of credit issued for our account and approximately $170.3 million in additional availability under the revolving line of the Credit Facility.
     Our substantial indebtedness could have important consequences for you. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to the notes;

•	increase our vulnerability to general adverse economic and industry conditions, and limit our ability to withstand competitive pressures;

•	require us to dedicate a substantial portion of our cash flow from operations to payments in respect of our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects and other general operating requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.
Any of the above factors could materially adversely affect our business, financial condition and results of operations.
Despite our level of indebtedness, we may be able to incur substantially more debt. This could exacerbate the risks described above.
     We may be able to incur significant additional indebtedness in the future. Although the Indenture and the Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Furthermore, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness, as defined in the applicable agreement. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase.
To service our indebtedness, we will require a significant amount of cash, but our ability to generate cash depends on many factors beyond our control.
     Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.
     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. If we do not generate sufficient cash flows from operations to satisfy our debt obligations, including payments on the notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds to be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
The terms of the Indenture, the credit documentation governing the Credit Facility, the credit documentation governing the Las Vegas Term Loan and the documentation governing our other indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
     The Indenture, the credit documentation governing the Credit Facility, the credit documentation governing the Las Vegas Term Loan and the documentation governing our other indebtedness, as well as documentation governing any future indebtedness of ours, contain or may contain, as the case may be, a number of restrictive covenants imposing significant operating and financial restrictions on Tropicana Entertainment and its subsidiaries, as well as the affiliate guarantors, including covenants restricting or otherwise limiting, among other things, Tropicana Entertainment’s ability, and the ability of its subsidiaries and the affiliate guarantors, to:
•	incur or guarantee additional debt or issue certain preferred stock;

•	pay certain dividends, or make certain redemptions, repurchases or distributions, with respect to equity interests or subordinated indebtedness;

•	create or incur certain liens;

•	make certain loans or investments;

•	engage in mergers, acquisitions, amalgamations, asset sales and sale and leaseback transactions;

•	engage in transactions with affiliates; and

•	create restrictions on the ability to pay dividends or make certain other payments to the obligors of the indebtedness.
     In addition, the Credit Facility also requires us to maintain certain financial ratios, which are scheduled to become increasingly restrictive over time.
     The restrictions and covenants in the Indenture, the credit documentation governing the Credit Facility, the credit documentation governing the Las Vegas Term Loan and the documentation governing our other indebtedness may adversely affect our ability to finance future operations or capital needs or to engage in other business activities that we believe would be in the best interests of our business, and may make it more difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with such agreements. The breach of any of these restrictions or covenants could result in a default under the applicable agreement, which could result in the acceleration of the indebtedness governed by such agreements as well as much of our other indebtedness.
Only certain of Tropicana Entertainment’s subsidiaries guarantee its indebtedness, and the assets of non-guarantor subsidiaries may not be available to make payments on the notes.
     Certain of Tropicana Entertainment’s subsidiaries, including Greenville Riverboat, a direct subsidiary of Tropicana Entertainment that it does not wholly-own, and its subsidiaries that hold the assets and operations relating to the Tropicana Las Vegas, including the 34-acre property located on the Las Vegas “Strip,” do not provide guarantees in respect of the Notes or the Credit Facility. Greenville Riverboat is, however, subject to the restrictive covenants contained in the Indenture and the Credit Facility. On a pro forma basis giving effect to the acquisition of Aztar and the related corporate reorganization, the non-guarantor subsidiaries would have generated approximately 16% of Tropicana Entertainment’s net operating revenues for the year ended December 31, 2006. Substantially concurrently with the consummation of the acquisition of Aztar, Tropicana Entertainment’s subsidiaries that operate the Tropicana Las Vegas incurred $440.0 million of indebtedness in respect of the Las Vegas Term Loan. It is expected that this loan will be replaced with a construction financing loan with a longer term in order to finance the redevelopment of the Tropicana Las Vegas property, which financing is expected to be significantly larger than the Las Vegas Term Loan. Further, Tropicana Entertainment’s subsidiaries that operate the Tropicana Las Vegas are designated as “Unrestricted Parties” under the Indenture and have similar designations under the Credit Facility. As a result, such subsidiaries are not subject to the restrictive covenants or event of default provisions contained in the Indenture or the Credit Facility. As a result, neither the Indenture nor the Credit Facility restrict the amount of additional indebtedness that may be incurred by these non-guarantor subsidiaries, and defaults by these non-guarantor subsidiaries in respect of their indebtedness or even bankruptcy or liquidation events with respect to these subsidiaries may not constitute events of default under the Indenture or the Credit Facility.
     In the event that a non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its indebtedness and its trade creditors generally will be entitled to payment on their claims from the assets of that subsidiary before any of those assets are made available to us. Consequently, your claims in respect of the Notes or the Credit Facility will be effectively subordinated to all of the liabilities of the non-guarantor subsidiaries, including trade payables, and the claims (if any) of third party holders of preferred equity interests in the non-guarantor subsidiaries.
     The credit documentation with respect to the Las Vegas Term Loan contains, and the terms of any construction financing that replaces the Las Vegas Term Loan are expected to contain, restrictions on the ability of the parties to those financing arrangements to distribute any cash or assets relating to the Tropicana Las Vegas to Tropicana Entertainment. Further, since the subsidiaries of Tropicana Entertainment that operate the Tropicana Las Vegas casino are designated as “Unrestricted Parties” under the Indenture and the Credit Facility and, accordingly, are not subject to their restrictive covenants or event of default provisions, those subsidiaries will be able to declare and pay dividends in respect of their equity interests, repurchase equity interests, sell assets, make investments and otherwise transfer cash and assets without regard to the restrictive covenants in the Indenture or the Credit Facility. As a result, investors should not rely on any of the assets or cash flow relating to the Tropicana Las Vegas, or any other non-guarantor subsidiary, for purposes of making an investment decision with respect to the Notes.
Union organization activity could significantly increase our labor costs.
     Tropicana Entertainment’s subsidiaries that operate the Tropicana Atlantic City, Tropicana Las Vegas, MontBleu and Belle of Baton Rouge are parties to various collective bargaining agreements with certain unions. A prolonged dispute with the covered employees could have an adverse impact on our operations. Additionally, the unions with which Tropicana Entertainment’s subsidiaries have collective bargaining agreements or other unions could seek to organize employees at our non-union properties or groups of employees at our union properties that are not currently represented by unions. In this connection, we note that the approximately 950 full-time and part-time table games dealers and race book writers employed by the Tropicana Atlantic City voted on August 25, 2007 to be represented by the United Auto Workers union (“UAW”), in a National Labor Relations Board election. On October 22, 2007, the approximately 23 slot technicians currently employed by the Tropicana Atlantic City voted to be represented by the UAW. In addition, on November 19, 2007, the approximately 200 full time and part time table games dealers employed by Casino Aztar Evansville voted to be represented by the UAW. As a consequence, we are required to recognize the UAW as the representative of the table games dealers, race book writers and slot technicians employed at the Tropicana Atlantic City and as the representative of the table games dealers employed at the Casino Aztar Evansville. Consequently, we are required to negotiate in good faith with the UAW to reach a collective bargaining agreement with it. We will soon enter into collective bargaining negotiations with the UAW and expect that the table games dealers, race book writers and slot technicians employed at the Tropicana Atlantic City and the table games dealers employed at the Casino Aztar Evansville will ultimately be covered by a contract with the union. Wage and or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. The Atlantic City UAW organizing effort appears to be part of a broader UAW campaign to organize table games dealers throughout Atlantic City. So far, the UAW has won National Labor Relations Board elections at three Atlantic City casinos, and lost at two. At the three where the UAW won, there has been little progress to date toward settlement of a union contract.
     On October 10, 2007, approximately 140 security officers employed by the Tropicana Atlantic City voted against union representation by the Security Police and Fire Professionals Association. However, the vote has not yet been certified and the Security Police and Fire Professionals Association may pursue legal challenges to the validity of the vote. Accordingly, it is possible that this group will ultimately also be represented by a union.
     Union organization efforts such as those described above, or other similar union organization efforts that may occur in the future, could cause disruptions in our business and result in our incurrence of significant costs, both of which could have a material adverse effect on our results of operations and financial condition. In addition, union activities may result in labor disputes, including work stoppages, which could have a material adverse effect on our business and financial condition. In addition, unfavorable union contract settlements could cause significant increases in our labor costs, which could have a material adverse effect on our business and financial condition.
Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.
     Any work stoppage at one or more of our casino properties, including our construction projects, could require us to spend significant amounts to hire replacement workers, and qualified replacement labor may not be available. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casinos. Strikes and work stoppages involving laborers at our construction projects could result in construction delays and increases in construction costs. As a result, a strike or other work stoppage at one of our casino properties or construction projects could have an adverse effect on our business and results of operations. There can be no assurance that we will not experience a strike or work stoppage at one or more of our casino properties or construction projects in the future. In this connection, we note that the approximately 950 full-time and part-time table games dealers and race book writers employed by the Tropicana Atlantic City voted on August 25, 2007 to be represented by the UAW, in a National Labor Relations Board election. On October 22, 2007, the approximately 23 slot technicians currently employed by the Tropicana Atlantic City voted to be represented by the UAW. In addition, on November 19, 2007, the approximately 200 full time and part time table games dealers employed by Casino Aztar Evansville voted to be represented by the UAW. As a consequence, we are required to recognize the UAW as the representative of the table games dealers, race book writers and slot technicians employed at the Tropicana Atlantic City and as the representative of the table games dealers employed at the Casino Aztar Evansville. Consequently, we are required to negotiate in good faith with the UAW to reach a collective bargaining agreement with it. We will soon enter into collective bargaining negotiations with the UAW and expect that the table games dealers, race book writers and slot technicians employed at the Tropicana Atlantic City and the table games dealers employed at the Casino Aztar Evansville will ultimately be covered by a contract with the union. Wage and or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. The Atlantic City UAW organizing effort appears to be part of a broader UAW campaign to organize table games dealers throughout Atlantic City. So far, the UAW has won National Labor Relations Board elections at three Atlantic City casinos, and lost at two. At the three where the UAW won, there has been little progress to date toward settlement of a union contract. On October 10, 2007, approximately 140 security officers employed by the Tropicana Atlantic City voted against union representation by the Security Police and Fire Professionals Association. However, the vote has not yet been certified and the Security Police and Fire Professionals Association may pursue legal challenges to the validity of the vote. Accordingly, it is possible that this group will ultimately also be represented by a union. There can be no assurance that any negotiations we conduct with the UAW at the Tropicana Atlantic City or Casino Aztar Evansville will result in an agreement, or that any agreement reached will not cause us to incur significant increases in our labor costs. In addition, if we are unable to reach an agreement on mutually acceptable terms with the UAW at the Tropicana Atlantic City or Casino Aztar Evansville, the affected employees could engage in a work stoppage, which could have a material adverse effect on our results of operations and financial condition.
     Further, certain of our collective bargaining agreements have expired, as a result of which we are seeking to renegotiate those agreements. The collective bargaining agreements between Tropicana Las Vegas and each of the Culinary Local 226 union and the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artists and Allied Crafts of the United States, its

Territories and Canada Local No. 720 (“IATSE Local No. 720”) both expired on May 31, 2007. While we have begun negotiations with the Culinary Local 226 union and the IATSE Local No. 720 union aimed at entering into new collective bargaining agreements with each of them to replace the agreements that expired on May 31, 2007 and we and these unions have agreed to continue to perform under the terms of the expired contracts while negotiations continue among the parties, there can be no assurance that we will be able to successfully renegotiate such agreements without incurring significant increases in our labor costs. In addition, if we are unable to renegotiate these agreements on mutually acceptable terms, the affected employees may engage in a strike instead of continuing to operate under the expired contracts, which could have a material adverse effect on our results of operations and financial condition.
     In addition, any unexpected shutdown of one of our casino properties or construction projects could have an adverse effect on our business and results of operations. There can be no assurance that we will be adequately prepared for unexpected events, including political or regulatory actions, that may lead to a temporary or permanent shutdown of any of our casino properties. For example, due to the New Jersey state legislature’s failure to pass a budget on time in 2006, the state government shut down all non-essential government functions in July 2006, such as the services of gambling inspectors at Atlantic City’s casinos, including the Tropicana Atlantic City. This forced casinos in Atlantic City to suspend their operations for several days in July 2006.

We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely affect our business, financial condition and results of operations.
     Regulation by Gaming Authorities. We are subject to extensive regulation with respect to our ownership and operation of gaming facilities. State and local gaming authorities require us to hold various licenses, qualifications, findings of suitability, registrations, permits and approvals. The various gaming regulatory authorities, including the Nevada Gaming Commission, the Nevada State Gaming Control Board, the New Jersey Casino Control Commission, the Indiana Gaming Commission, the Louisiana Gaming Control Board and the Mississippi Gaming Commission have broad powers with respect to the licensing of casino operations and may deny, revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines, temporarily suspend casino operations and take other actions, any one of which could adversely affect our business, financial condition and results of operations.
     To date, to our knowledge, we have applied for or obtained all material governmental licenses, qualifications, registrations, permits and approvals that we believe to be materially necessary for the operation of our gaming facilities as operations at such facilities are presently conducted (other than certain findings of suitability and approvals with respect to recently appointed officers and managers). There can be no assurance that we can obtain any new, or renew any existing, licenses, qualifications, findings of suitability, registrations, permits or approvals that may be required in the future or that existing ones will not be suspended or revoked. If we expand any of our current gaming facilities or enter new jurisdictions, we must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the applicable gaming authorities in such jurisdictions. Indiana and New Jersey regulators have initiated staffing reviews in response to staffing reductions we implemented at our properties in those jurisdictions. We can neither predict the outcome of these staffing reviews nor what, if any, formal action may be taken by these regulatory agencies.
     Potential Changes in Legislation and Regulation. From time to time, legislators and special interest groups propose legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. Further, from time to time individual jurisdictions have considered or enacted legislation and referendums, such as bans on smoking in casinos and other entertainment and dining facilities, that could adversely affect our operations.
     Any restriction on or prohibition relating to our gaming operations or enactment of other adverse legislation or regulatory changes could have a material adverse effect on our operating results. Legislative proposals have been offered in New Jersey to authorize video lottery terminals at certain race tracks, which proposals are currently being considered and evaluated by the New Jersey legislature. If such proposals are enacted into law, we may experience decreased visitation levels at the Tropicana Atlantic City and our business, financial condition and results of operations could be adversely affected. In addition, in April 2007, the Indiana General Assembly enacted legislation that allows 2,000 slot machines at each of the state’s two horse tracks, which are located in Shelbyville and Anderson. Although the closest of these horse tracks is located over 200 miles from Casino Aztar Evansville, this new legislation could adversely affect our financial condition and results of operations by introducing additional competition in one of our market regions. It is anticipated that the horse tracks will commence slot operations in the second quarter of 2008.
     Taxation and Fees. The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to the federal and state income taxes that typically apply to corporations, and such taxes and fees could increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. Worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and fees. In addition, state or local budget shortfalls could prompt tax or fee increases. Any material increase in assessed taxes, or the adoption of additional taxes or fees in any of our markets, could have a material adverse effect on our financial results.
     Compliance With Other Laws. We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the sale of alcoholic beverages. Failure to comply with these laws could have a material adverse effect on our business, financial condition or results of operations.
Our riverboats are subject to extensive regulations.
     The riverboat gaming and support facilities that we operate must, in certain jurisdictions, including Louisiana and Indiana, comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety or requirements of state and local law, including the requirements of state gaming authorities, or both. If any of our riverboat gaming and support facilities fail to meet these requirements, we might be forced to stop operating the casino on it or connected with it. Each of our floating riverboat facilities must hold a Certificate of Inspection or must be approved by the American Bureau of Shipping for stabilization and flotation, and may also be subject to local zoning and building codes, as well as additional requirements mandated by state law or the relevant gaming regulatory authority. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a Certificate of Inspection or American Bureau of Shipping approval or other approval mandated by state law or by the gaming regulatory authority with respect to our riverboat facilities would preclude its use as a casino. In addition, U.S. Coast Guard regulations require a hull inspection at a U.S. Coast Guard-approved dry docking facility or an underwater hull survey for all riverboats at five-year intervals and state and local authorities may have additional inspection requirements. The costs of travel to and from such docking facility, as well as the time required for inspections, could be significant. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.
We are subject to environmental, health and safety regulations, and any liabilities arising out of noncompliance with applicable laws, or the implementation of significant regulatory change, could adversely affect our results of operations.
     As the owner, operator and developer of real property we have to address, and may be liable for, hazardous materials or contamination of these sites. Some of our properties currently have or had in the past underground fuel storage tanks and construction materials containing asbestos. We have in the past, and may in the future, become liable for contamination of our properties that was caused by former owners or operators. For sites that we acquire for development, we typically conduct environmental assessments to identify potential adverse impacts of former activities, including the improper storage or disposal of hazardous substances, and the existence of asbestos-containing materials. We may not always identify environmental problems through this process and may become liable for historical contamination not previously discovered. For sites that we have sold, we may retain all or a portion of any residual environmental liability. In order to receive governmental approvals prior to engaging in site development, we must conduct assessments of the environmental impact of our proposed operations. Our ongoing operations are subject to stringent regulations relating to protection of the environment and handling of waste, particularly with respect to the management of wastewater from our facilities. Any failure to comply with existing laws or regulations, the adoption of new laws or regulations with additional or more rigorous compliance standards or the more vigorous enforcement of environmental laws or regulations could significantly harm our business by increasing our expenses and limiting our future opportunities.
Our operations could be adversely affected due to the adoption of certain anti-smoking regulations.
     In November 2006, voters in the State of Nevada adopted a referendum prohibiting smoking in indoor places of employment including, but not limited to, bars, taverns, grocery stores, drug stores and convenience stores, and giving future control over smoking regulation to individual counties and municipalities. While Nevada casino floors are exempt from the new law, the restaurants, lounges and bars adjacent, or connected, to our casinos are not exempt. Accordingly, this smoking restriction could result in decreased customer traffic at our casinos and have an adverse effect on our operating results.
     New Jersey recently adopted the Smoke Free Air Act, which prohibits smoking in indoor public places and indoor places of work. New Jersey casinos were previously exempt from the smoking ban. However, effective April 15, 2007, an ordinance passed by the

City Council of Atlantic City eliminated the exemption provided to casinos and currently limits smoking at gaming establishments to no more than 25% of the casino floor. The city ordinance will eventually require casinos in New Jersey to build enclosures with ventilation systems to remove smoke from the air. As required by the Department of Community Affairs, we submitted our plans for such enclosures by September 15, 2007 and we will have 90 days after state approval of such plans to begin constructing the enclosures. In part as a result of the city ordinance eliminating the smoking exemption formerly provided to casinos, we believe we have experienced decreased visitation levels at the Tropicana Atlantic City and consequently our business, financial condition and results of operations have been adversely affected.
Compliance with the Sarbanes-Oxley Act could increase the challenges we face.
     The Sarbanes-Oxley Act will require changes to some of our corporate governance practices. For example, under Section 404 of the Sarbanes-Oxley Act, which under current regulations we do not expect to be applicable to us until our first fiscal year ending on or after December 31, 2008, we will be required to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our registered public accounting firm will need to issue an opinion on the effectiveness of those internal controls. Further, if we identify any issues in complying with those requirements (for example, if we or our registered public accounting firm identify a material weakness in our internal controls over financial reporting), we could incur additional costs in rectifying those issues, and the existence of those issues could adversely affect us, including our ability to execute additional financing transactions or acquisitions, our reputation or the trading price or rating of the notes. We also expect that the applicability of these rules and regulations to our company could make it more difficult for us to attract and retain qualified executive officers.
The owner of Tropicana Entertainment’s equity interests may take actions that conflict with your interests.
     Mr. William Yung indirectly owns all of the outstanding equity securities of Tropicana Entertainment, including 100% of its outstanding voting equity securities. Thus, Mr. William Yung controls the election of Tropicana Entertainment’s Board of Managers (of which he is presently the sole member), the election of Tropicana Finance’s Board of Directors (of which he is presently the sole director) and the appointment of members of Tropicana Entertainment’s management team, and can approve or disapprove any other matters requiring the approval of Tropicana Entertainment’s Board of Managers or Tropicana Finance’s Board of Directors, such as mergers, acquisitions, sales of all or substantially all of the assets of Tropicana Entertainment and change of control transactions. Further, Tropicana Entertainment’s Board of Managers and Tropicana Finance’s Board of Directors are empowered to make decisions affecting Tropicana Entertainment’s capital structure, including decisions to issue additional capital stock, repurchase capital stock and declare dividends.
     The interests of Mr. William Yung as Tropicana Entertainment’s indirect controlling equity holder, the sole member of Tropicana Entertainment’s Board of Managers and the sole director of Tropicana Finance’s Board of Directors could conflict with your interests. For example, if Tropicana Entertainment encounters financial difficulties or is unable to pay its debts as they mature, the interests of Mr. William Yung as a holder of its equity might conflict with your interests as a holder of the notes. Mr. William Yung may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in his judgment, would enhance the value of his equity position in Tropicana Entertainment, even though such transactions might involve risks to you as a holder of the notes. Further, Mr. William Yung has no obligation to provide Tropicana Entertainment with any additional equity or debt financing.
     In addition to being Tropicana Entertainment’s indirect controlling equity holder and the sole member of its Board of Managers and Tropicana Finance’s Board of Directors, Mr. William Yung is also the controlling shareholder of Columbia Sussex and his interests with respect to our company and Columbia Sussex may conflict. Your interests as a holder of our notes may be harmed as a result of these conflicts. For example, Columbia Sussex is an operator of hotel properties and future business opportunities may arise that would be advantageous for either us or Columbia Sussex to pursue. Under such circumstances, Mr. William Yung may take actions which are more favorable to Columbia Sussex than to us and, under most circumstances, would not owe you, in your capacity as a holder of the notes, any fiduciary duties with respect to such actions.
     Mr. William Yung also controls gaming assets that are not subsidiaries of Tropicana Entertainment or any of the affiliate guarantors. Specifically, Tropicana Casinos and Resorts directly holds the operations of its New Orleans Riverboat and the gaming assets and operations at the Casuarina. In addition, Columbia Sussex owns a resort in St. Maarten that contains a casino. There can be no assurance that Mr. William Yung will pursue future business opportunities in the gaming industry through us rather than one of his other gaming development platforms.

     In addition, Mr. William Yung holds a 1% ownership interest and a 100% voting interest in CP Vicksburg, an Affiliate Guarantor, and is its sole manager. Accordingly, Mr. William Yung exercises control over CP Vicksburg and his interests could conflict with your interests in the ways described above with respect to Tropicana Entertainment.
Mr. William Yung does not control JMBS Casino, one of the guarantors of the notes that is not a subsidiary of Tropicana Entertainment, and the managers of, or holders of membership interests in, JMBS Casino could take actions that conflict with your interests or conflict with the interests of Tropicana Entertainment.
     JMBS Casino, one of the Affiliate Guarantors, is wholly-owned by the JMBS Trust. Unlike CP Vicksburg and Realty, the other Affiliate Guarantors, Mr. William Yung does not control the business or operations of JMBS Casino. Each of Mr. William Yung’s children serves as a manager of JMBS Casino and, in such capacities, they collectively have full and exclusive power to manage and control the business and affairs of JMBS Casino.
     JMBS Casino has agreed to guarantee the notes and has agreed to be subject to the restrictive covenants contained in the Indenture. However, JMBS Casino and its managers are not obligated to otherwise operate the business of JMBS Casino in a way that benefits Tropicana Entertainment or the holders of its debt obligations. Further, JMBS Casino is controlled by Mr. William Yung’s children, and their interests could conflict with your interests in a manner similar to the potential conflicts of interest described under “— The owner of Tropicana Entertainment’s equity interests may take actions that conflict with your interests.”
We depend upon our key employees and certain members of our management.
Our success is substantially dependent upon the efforts and skills of Mr. William Yung, our Chief Executive Officer and President, and members of our senior management team. We will rely on senior management’s experience in opening and operating casinos in the markets in which we presently operate and intend to operate in the future. If we were to lose the services rendered by Mr. William Yung or other members of our senior management team, our operations could be adversely affected. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. In New Jersey and Nevada, for example, there is intense competition to hire and retain high-level gaming executives and managerial personnel. An inability to hire and retain qualified employees could have a material adverse effect on our business, financial condition and results of operations.
Our dockside and riverboat facilities are subject to additional risks.
     Dockside and riverboat facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather. Our riverboats face additional risks from the movement of vessels on waterways, such as collisions with other vessels or damage from debris in the water. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations.
The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
     A majority of our gaming revenue is attributable to slot machines operated by us at our gaming facilities. It is important, for competitive reasons, that we offer the most popular and technologically advanced slot machine games to our customers. We believe that a substantial majority of the slot machines sold in the United States in recent years were manufactured by a limited number of companies. A deterioration in our commercial arrangements with any of these slot machine manufacturers could result in our being unable to acquire the slot machines desired by our customers, or could result in manufacturers significantly increasing the cost of these machines. Alternatively, significant industry demand for new slot machines may result in our being unable to acquire the desired number of new slot machines or result in manufacturers increasing the cost of these machines. The inability to obtain new and up-to-date slot machine games could impair our competitive position and result in decreased gaming revenues at our casinos. In addition, increases in the costs associated with acquiring slot machine games could adversely affect our profitability.
     In recent years, the prices of new slot machines have risen more rapidly than the domestic rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements in order for them to be able to offer such machines to patrons. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may also include a percentage payment to the manufacturer of “coin-in” or “net win.” Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. We have slot machine participation leases at each of our properties.
     For competitive reasons, we may be forced to purchase new slot machines, replace our older slot machines with more costly “ticket-in ticket-out” machines, or enter into participation lease arrangements that are more expensive than the costs currently associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, our profitability could be adversely affected.
We extend credit to our customers and our inability to collect gaming debts may have an adverse effect on our results of operations.
     At certain of our casino properties, we conduct our gaming activities on a credit as well as a cash basis. Table games players are typically extended more credit than slot players, and high-stakes players are typically extended more credit than patrons who wager lower amounts. Our credit policy varies from facility to facility based upon the types of customers at each facility and regulatory requirements in each jurisdiction. In general, credit is extended to new credit customers after verification of certain banking information and evaluation of the customer ‘s credit history from other casinos, the customer’s income and net worth, and traditional consumer credit reports. Additional credit may be extended to existing credit customers after evaluating the above factors plus the player’s gaming and credit history with our casinos. Gaming debts are legally enforceable under the current laws of Nevada, Mississippi, New Jersey and Indiana provided that the gaming licensee conforms to regulatory guidelines governing the extension of credit and collection activities. However, it is not clear that all other states or foreign countries will honor these policies. We have made provisions for estimated uncollectible gaming receivables in order to reduce gaming receivables to amounts deemed to be collectible. However, our inability to collect gaming receivables could have an adverse effect on our results of operations.
Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategy, or we may be able to do so only on terms that significantly restrict our ability to operate our business.
     Implementation of our business strategy, specifically the development and maintenance of our properties, requires a substantial outlay of capital. As we pursue our business strategy and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. Furthermore, if we determine that we need to obtain additional funds through external financing and are unable to do so, particularly in light or the recent weakening of the credit markets, we may be prevented from fully implementing our business strategy and, as a consequence, our results of operations could be adversely affected.
     The Indenture and the credit documentation governing the Credit Facility impose restrictions on us that may limit our flexibility in conducting our business and implementing our strategy. For example, the credit documentation governing the Credit Facility contains financial and operating covenants that, among other things, limit our ability and the ability of the guarantors under the Credit Facility to incur additional indebtedness or to pledge their assets as security for additional borrowings. These restrictions will likely make it more difficult for us to obtain further external financing if we require it and could significantly restrict our ability to operate our business.
We may not have or be able to obtain sufficient insurance coverage to replace or cover the full value of losses we may suffer.
     The terrorist attacks of September 11, 2001, Hurricanes Katrina and Rita in 2005 and other factors have substantially affected the cost and availability of insurance coverage for certain types of damages or occurrences. We evaluate our risks and insurance coverage annually. While we believe we have obtained sufficient insurance coverage with respect to the occurrences of casualty damage to cover losses that could result from the acts or events described above for the next year, we may not be able to obtain sufficient or similar insurance for later periods and we cannot predict whether we will encounter difficulty in collecting on any insurance claims we may submit, including claims for business interruption.
     In addition, while we maintain insurance against many risks to the extent and in amounts that we believe are reasonable, these policies do not cover all risks. Furthermore, portions of our business are difficult or impracticable to insure. Therefore, after carefully weighing the costs, risks and benefits of retaining versus insuring various risks, as well as the availability of certain types of insurance coverage, we occasionally opt to retain certain risks not covered by our insurance policies. Retained risks are associated with deductible limits, partial self-insurance programs and insurance policy coverage ceilings.

     As an example, we carry certain insurance policies that, in the event of certain substantial losses, may not be sufficient to pay the full current market value or current replacement cost of damaged property. As a result, if a significant event were to occur that is not fully covered by our insurance policies, we may lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from such property, and our financial condition and results of operations could be adversely affected. Consequently, uninsured losses may negatively affect our financial condition, liquidity and results of operations. There can be no assurance that we will not face uninsured losses pertaining to the risks we have retained.
Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
     Natural disasters such as major hurricanes, floods, fires and earthquakes could adversely affect our business and operating results. Hurricanes are common to the areas in which our Louisiana property is located and the severity of such natural disasters is unpredictable. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. We cannot predict the impact that any future natural disasters will have on our ability to maintain our customer base or to sustain our business activities.
     Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot predict the extent to which such events may affect us, directly or indirectly, in the future. We also cannot assure you that we will be able to obtain any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. If there is a prolonged disruption at any of our properties due to natural disasters, terrorist attacks or other catastrophic events, or if several of our properties simultaneously experience such events, our results of operations and financial condition could be materially adversely affected.
Economic and political conditions, including slowdowns in the economy, and other factors affecting discretionary consumer spending may harm our operating results.
     The strength and profitability of our business depends on consumer demand for hotel and casino resorts and gaming in general and for the types of amenities we offer. A general downturn in economic conditions, changes in consumer preferences or other factors affecting discretionary consumer spending, could harm our business. The terrorist attacks of September 11, 2001, ongoing terrorist and war activities involving the United States generally have had a negative impact on leisure expenditures, including lodging, gaming and tourism, and may continue to affect the overall economy and consumer confidence. An extended period of reduced discretionary spending or disruptions or declines in travel could significantly harm our operations.
     Sudden changes in economic conditions can also result in changes to our operating results that are not sustainable. For instance, as a result of Hurricanes Katrina and Rita in 2005, the population in and around Baton Rouge, Louisiana and Vicksburg, Mississippi experienced increases that contributed to significant improvements in the operating results of the Belle of Baton Rouge and the Vicksburg Horizon in 2005 and the first eight months of 2006. In addition, the hurricanes resulted in the closure of many other casinos in the Gulf Coast region, which eliminated some of our competition and contributed positively to our operating results. However, by September 2006, the revenue increases we experienced at the Belle of Baton Rouge and the Vicksburg Horizon began to decline as more casinos re-opened in the Gulf Coast region and the transient population created by the hurricanes began to shift back, in part, to New Orleans and other Gulf Coast areas.
Energy price increases may adversely affect our cost of operations and our revenues.
     Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While we have not experienced shortages of energy or fuel to date, substantial increases in energy and fuel prices in the United States may negatively affect our operating results in the future. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which would negatively impact our revenues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
(a)	Exhibits—
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.3—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.4—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.3—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.4—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Exchange Act, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.
DATE: December 5, 2007

Tropicana Entertainment, LLC, registrant
By:	/s/ Theodore R. Mitchel
Theodore R. Mitchel
Senior Vice President; Chief Financial Officer; Treasurer

Tropicana Finance Corp., registrant
By:	/s/ Theodore R. Mitchel
Theodore R. Mitchel
Senior Vice President; Chief Financial Officer; Treasurer

CP Laughlin Realty, LLC, registrant
By:	/s/ Theodore R. Mitchel
Theodore R. Mitchel
Senior Vice President; Chief Financial Officer; Treasurer

Columbia Properties Vicksburg, LLC, registrant
By:	/s/ Theodore R. Mitchel
Theodore R. Mitchel
Senior Vice President; Chief Financial Officer; Treasurer

JMBS Casino LLC, registrant
By:	/s/ Theodore R. Mitchel
Theodore R. Mitchel
Senior Vice President; Chief Financial Officer; Treasurer